Form 10-Q
period 1995-03-31
HOUSING PROGRAMS LTD
filed 1995-05-18
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 2-92352

                            HOUSING PROGRAMS LIMITED
       (FORMERLY SHEARSON LEHMAN/COAST SAVINGS HOUSING PARTNERS, LIMITED)

                        A CALIFORNIA LIMITED PARTNERSHIP

                 I.R.S. EMPLOYER IDENTIFICATION NO. 95-3906167

                         9090 Wilshire Blvd., Suite 201
                          Beverly Hills, Calif.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                       Securities Registered Pursuant to
                       Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ---       ---

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995




PART I.  FINANCIAL INFORMATION

              Item 1.  Financial Statements

                     Balance Sheets, March 31, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . 1

                     Statements of Operations,
                            Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . 2

                     Statement of Partners' Equity,
                            Three Months Ended March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . 3

                     Statements of Cash Flow,
                            Three  Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . 4

                     Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

              Item 2.  Management's Analysis and Discussion of Financial
                             Condition and Results of Operation   . . . . . . . . . . . . . . . . . . . . . 9


PART II.  OTHER INFORMATION

              Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

              Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . .  11

              Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                                      1995              1994
                                                                                  (Unaudited)         (Audited)
                                                                                  -----------        -----------
INVESTMENTS IN AND ADVANCES TO
   LIMITED PARTNERSHIPS                                                           $14,545,994       $14,533,940

CASH AND CASH EQUIVALENTS                                                           1,084,553           624,935

SHORT-TERM INVESTMENTS                                                                525,176           533,409
                                                                                  -----------       -----------

   TOTAL ASSETS                                                                   $16,155,723       $15,692,284
                                                                                  ===========       ===========


                                         LIABILITIES AND PARTNERS' DEFICIENCY


NOTES AND CAPITAL CONTRIBUTIONS PAYABLE                                           $10,177,433       $10,177,433

ACCRUED FEES AND EXPENSES DUE GENERAL
   PARTNERS                                                                         1,184,846         1,092,620

ACCRUED INTEREST PAYABLE                                                            9,159,063         8,917,531

ACCOUNTS PAYABLE AND OTHER LIABILITIES                                                443,776            21,922
                                                                                  -----------       -----------

                                                                                   20,965,118        20,209,506



PARTNERS' DEFICIENCY                                                               (4,809,395)       (4,517,222)
                                                                                  -----------       -----------

   TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                     $16,155,723       $15,692,284
                                                                                  ===========       ===========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)


                                                                                 Three months           Three months
                                                                                    ended                   ended
                                                                                March 31, 1995         March 31, 1994
                                                                                --------------         --------------
INTEREST INCOME                                                                    $   5,361               $   5,148
                                                                                   ---------               ---------

OPERATING EXPENSES
  Management fees                                                                    142,224                 142,224
  General and administrative                                                          17,570                  22,162
  Legal and accounting                                                                58,247                  39,461
  Interest expense                                                                   241,532                 241,532
                                                                                   ---------               ---------

    Total operating expenses                                                         459,573                 445,379
                                                                                   ---------               ---------

LOSS FROM PARTNERSHIP OPERATIONS                                                    (454,212)               (440,231)

DISTRIBUTIONS RECOGNIZED AS INCOME                                                   143,419                 362,935

EQUITY IN INCOME OF LIMITED PARTNERSHIPS
  AND AMORTIZATION OF ACQUISITION COSTS                                               18,620                 154,000
                                                                                   ---------               ---------

NET (LOSS) INCOME                                                                  $(292,173)              $  76,704
                                                                                   =========               =========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENT OF PARTNERS' DEFICIENCY

                       THREE MONTHS ENDED MARCH 31, 1995

                                  (Unaudited)



                                                    General             Limited
                                                   Partners             Partners               Total
                                                  ----------           ----------            ---------
BALANCE DEFICIENCY,
   at January 1, 1995                             $(295,918)          $(4,221,304)          $(4,517,222)


Net loss for the three months
   ended March 31, 1995                              (2,922)             (289,251)             (292,173)
                                                  ---------           -----------           -----------


BALANCE DEFICIENCY,
   at March 31, 1995                              $(298,840)          $(4,510,555)          $(4,809,395)
                                                  =========           ===========           ===========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                            MARCH 31, 1995 AND 1994

                                  (Unaudited)

                                                                              1995                  1994
                                                                          -----------            ----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net (loss) income                                                    $ (292,173)           $   76,704
         Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
              Equity in (income) loss of limited partnerships                 (28,620)             (164,000)
              Amortization of acquisition costs                                10,000                10,000
              Increase in advances to limited partnerships                    (10,331)                 -
              Increase (decrease) in -
                Accrued interest payable                                      241,532               241,532
                Accrued fees due general partners                              92,226                92,224
                Accounts payable                                              421,854             1,172,976
                                                                           ----------            ----------

         Net cash provided by operating activities                            434,488             1,429,436
                                                                           ----------            ----------


CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
      Distributions from limited partnerships recognized
        as a return of capital                                                 16,897               150,835
      Decrease in short-term investments                                        8,233                  -
                                                                           ----------            ----------

         Net cash provided by investing activities                             25,130               150,835
                                                                           ----------            ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     459,618             1,580,271

CASH AND CASH EQUIVALENTS, beginning of period                                624,935               673,835
                                                                           ----------            ----------

CASH AND CASH EQUIVALENTS, end of period                                   $1,084,553            $2,254,106
                                                                           ==========            ==========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL

      The information as of December 31, 1994 and the following notes to the financial statements are condensed from the audited annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (formerly, Shearson Lehman/Coast Savings Housing Partners, Limited) (the "Partnership") Annual Report for the year ended December 31, 1994. National Partnership Investments Corp. ("NAPICO") is the corporate general partner for the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 1995 and the results of operations and changes in cash flow for the three months then ended.

      METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

      The investments in local limited partnerships are accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment accounts.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash and bank certificates of deposit.

      SHORT TERM INVESTMENTS

      Short term investments consist of bank certificates of deposit and other securities with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

      INCOME TAXES

      No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

      The Partnership holds limited partnership interests in 19 limited partnerships. The partnerships own residential rental projects consisting of 2,803 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

      The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

      As of March 31, 1995, the Partnership is obligated, if certain conditions are met, to invest additional capital of approximately $90,000 in an investee partnership, at some time in the future. This amount has not been recorded as a liability in the accompanying financial statements.

      Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized.

      Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

      The following is a summary of the investment in limited partnerships as of March 31, 1995:

              Balance, beginning of period                                   $14,533,940
              Advances to limited partnerships                                    10,331
              Distributions recognized as return of capital                      (16,897)
              Amortization of acquisition costs                                  (10,000)
              Equity in income of limited partnerships                            28,620
                                                                             -----------
              Balance, end of period                                         $14,545,994
                                                                             ===========

      Selected unaudited operating information of the unconsolidated limited partnerships in which the Partnership has invested is as follows:

                                                      Three months        Three months
                                                         ended                ended
                                                     March 31, 1995      March 31, 1994
                                                     --------------      --------------
INCOME
  Rental and Other                                     $4,204,000          $4,658,000

EXPENSES
  Depreciation                                            877,000             953,000
  Interest                                                943,000           1,159,000
  Operating                                             2,790,000           2,943,000
                                                       ----------          ----------
     Total expenses                                     4,610,000           5,055,000
                                                       ----------          ----------
NET LOSS                                               $ (406,000)         $ (397,000)
                                                       ==========          ==========

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

      The Montecito local partnership's mortgage payments for April and May 1994, were made on June 6, 1994. No subsequent mortgage payments have been made since then and the mortgage is in default. The Montecito local partnership has been operating at a deficit, and the general partner has been unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. On July 25, 1994, the loan servicer notified the local partnership of its intention to file a formal Notice of Default ("NOD") and commence foreclosure action. A NOD and Election To Sell under the Deed of Trust was filed for record on October 27, 1994 in the LA County Recorder's office. On October 26, 1994, the loan servicer, on behalf of the lender, filed a complaint for Specific Performance for Appointment of Receiver and Judicial Foreclosure against the Partnership. The request for an appointment of a receiver was approved on November 10, 1994. Representatives of the Montecito local partnership and the general partner met with the loan servicer on November 2, 1994 and on February 22, 1995 to discuss a loan modification proposal. The Montecito local partnership has attempted to establish a workout plan for the project. However, the lender has rejected all mortgage modification proposals. In April 1995, the lender requested a settlement whereby the lender would agree to terminate the deficiency being sought against the Partnership and pursue solely a non-judicial foreclosure action. Discussions regarding a settlement are ongoing at this time. There can be no assurance that the settlement will be granted. The Partnership's original investment in the Montecito local partnership represents approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in Montecito at March 31, 1995.

NOTE 3 - NOTES AND CAPITAL CONTRIBUTIONS PAYABLE

      Certain of the Partnership's investments involved purchases of partnership interest from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $10,177,433, bearing interest at 9.5 percent, to the sellers of the partnership interests. The notes have principal maturity dates ranging from October 1996 to December 1999 or upon or refinancing of the underlying partnership properties. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNERS

      Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to .5 percent of the invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fees accrued for the three months ended March 31, 1995 and 1994 was approximately $142,200.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNERS

      As of March 31, 1995, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

      The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $7,462 has been paid and included in the Partnership's operating expenses.

NOTE 5 - CONTINGENCIES

      The corporate general partners of the Partnership are plaintiffs in various lawsuits and also have been named as defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      LIQUIDITY AND CAPITAL RESOURCES

      The Partnership's primary source of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

      The Partnership has committed to investments, requiring additional capital contributions of approximately $90,000 to the Montecito Local Partnership. The ongoing negotiations with the Lender will ultimately determine whether the aforementioned additional capital contribution would be paid to the Local Partnership. The Partnership normally makes its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project have been fulfilled. The Partnership has no significant commitments once the capital contributions have been made.

      RESULTS OF OPERATIONS

      Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

      Operating expenses consist of recurring general and administrative expenses, professional fees for services rendered to the Partnership and accrued interest on the notes payable. In addition, an annual Partnership management fee in an amount equal to .5 percent of invested assets is payable to the general partners.

      The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity losses in limited partnerships are reduced as a result of the partnership not recognizing losses on limited partnerships when their respective investment balances have been reduced to zero.

      Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      RESULTS OF OPERATIONS (CONTINUED)

      Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash is invested providing interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

      The Montecito local partnership's mortgage payments for April and May 1994, were made on June 6, 1994. No subsequent mortgage payments have been made since then and the mortgage is in default. The Montecito local partnership has been operating at a deficit, and the general partner has been unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. On July 25, 1994, the loan servicer notified the local partnership of its intention to file a formal Notice of Default ("NOD") and commence foreclosure action. A NOD and Election To Sell under the Deed of Trust was filled for record on October 27, 1994 in the LA County Recorder's office. On October 26, 1994, the loan servicer, on behalf of the lender, filed a complaint for Specific Performance for Appointment of Receiver and Judicial Foreclosure against the Partnership. The request for an appointment of a receiver was approved on November 10, 1994. Representatives of the Montecito local partnership and the general partner met with the loan servicer on November 2, 1994 and on February 22, 1995 to discuss a loan modification proposal. The Montecito local partnership has attempted to establish a workout plan for the project. However, the lender has rejected all mortgage modification proposals. In April 1995, the lender requested a settlement whereby the lender would agree to terminate the deficiency being sought against the Partnership and pursue solely a non-judicial foreclosure action. Discussions regarding a settlement are ongoing at this time. There can be no assurance that the settlement will be granted. The Partnership's original investment in the Montecito local partnership represents approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in Montecito at March 31, 1995.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of March 31, 1995, the Partnership's corporate general partners were plaintiffs or defendants in several suits. None of these suits are related to the Partnership.

The Montecito local partnership's mortgage payments for April and May 1994, were made on June 6, 1994. No subsequent mortgage payments have been made since then and the mortgage is in default. The Montecito local partnership has been operating at a deficit, and the general partner has been unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. On July 25, 1994, the loan servicer notified the local partnership of its intention to file a formal Notice of Default ("NOD") and commence foreclosure action. A NOD and Election To Sell under the Deed of Trust was filed for record on October 27, 1994 in the LA County Recorder's office. On October 26, 1994, the loan servicer, on behalf of the lender, filed a complaint for Specific Performance for Appointment of Receiver and Judicial Foreclosure against the Partnership. The request for an appointment of a receiver was approved on November 10, 1994. Representatives of the Montecito local partnership and the general partner met with the loan servicer on November 2, 1994 and on February 22, 1995 to discuss a loan modification proposal. The Montecito local partnership has attempted to establish a workout plan for the project. However, the lender has rejected all mortgage modification proposals. In April 1995, the lender requested a settlement whereby the lender would agree to terminate the deficiency being sought against the Partnership and pursue solely a non-judicial foreclosure action. Discussions regarding a settlement are ongoing at this time. There can be no assurance that the settlement will be granted. The Partnership's original investment in the Montecito local partnership represents approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in Montecito at March 31, 1995.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  No exhibits are required per the provision of item 7 of regulation
           S-K.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOUSING PROGRAMS LIMITED
                                  (a California limited partnership)



                                  By:   National Partnership Investments Corp.
                                        General Partner


                                  Date:             5/17/95
                                        --------------------------------



                                  By:   /s/ BRUCE E. NELSON
                                        --------------------------------
                                        Bruce E. Nelson
                                        President



                                  Date:             5/17/95
                                        ---------------------------------


                                  By:   /s/ SHAWN HORWITZ
                                        ---------------------------------
                                        Shawn Horwitz
                                        Executive Vice President and
                                        Chief Financial Officer