Form 10-Q
period 1995-06-30
HOUSING PROGRAMS LTD
filed 1995-08-21
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1995

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995




PART I.  FINANCIAL INFORMATION

              Item 1.  Financial Statements

                     Balance Sheets, June 30, 1995 and December 31, 1994    . . . . . . . . . . . . . . . . . . . . . . . .  1

                     Statements of Operations,
                           Six and Three Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .  2

                     Statement of Partners' Equity,
                           Six Months Ended June 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                     Statements of Cash Flow,
                           Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                     Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

              Item 2.  Management's Analysis and Discussion of Financial
                            Condition and Results of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION

              Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

              Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

              Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                               1995              1994
                                                                           (Unaudited)         (Audited)
                                                                           -----------        -----------
INVESTMENTS IN AND ADVANCES TO
     LIMITED PARTNERSHIPS                                                  $14,427,918       $14,533,940

CASH AND CASH EQUIVALENTS                                                    1,130,965           624,935

SHORT TERM INVESTMENTS                                                         125,000           533,409
                                                                           -----------       -----------

                 TOTAL ASSETS                                              $15,683,883       $15,692,284
                                                                           ===========       ===========


                          LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

     Notes and capital contributions payable                               $10,177,433       $10,177,433
     Accrued fees and expenses due general partners                          1,277,072         1,092,620
     Accrued interest payable                                                9,392,145         8,917,531
     Accounts payable and other liabilities                                     44,808            21,922
                                                                           -----------       -----------

                                                                            20,891,458        20,209,506



PARTNERS' DEFICIENCY                                                        (5,207,575)       (4,517,222)
                                                                           -----------       -----------

     TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                            $15,683,883       $15,692,284
                                                                           ===========       ===========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENT OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)


                                           Six months          Three months          Six months        Three months
                                              ended                ended                ended               ended
                                          June 30, 1995        June 30, 1995        June 30, 1994       June 30, 1994
                                          -------------        -------------        -------------       -------------
INTEREST INCOME                              $  26,616            $  21,255           $   8,118           $   2,970
                                             ---------            ---------           ---------           ---------

OPERATING EXPENSES
   Management fees-general partners            284,448              142,224             284,448             142,224
   General and administrative                   39,846               22,276              48,563              26,401
   Legal and accounting                         90,272               32,024              56,881              17,419
   Interest expense                            483,062              241,531             483,062             241,531
                                             ---------            ---------           ---------           ---------

        Total operating expenses               897,628              438,055             872,954             427,575
                                             ---------            ---------           ---------           ---------

LOSS FROM PARTNERSHIP
   OPERATIONS                                 (871,012)            (416,800)           (864,836)           (424,605)

DISTRIBUTIONS RECOGNIZED
   AS INCOME                                   143,419              -                   428,151              65,216

EQUITY IN INCOME OF LIMITED
   PARTNERSHIPS AND
   AMORTIZATION OF
   ACQUISITION COSTS                            37,240               18,620             308,000             154,000
                                             ---------            ---------           ---------           ---------

NET LOSS                                     $(690,353)           $(398,180)          $(128,685)          $(205,389)
                                             =========            =========           =========           =========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENT OF PARTNERS' DEFICIENCY

                         SIX MONTHS ENDED JUNE 30, 1995

                                  (Unaudited)



                                                                     General            Limited
                                                                    Partners            Partners               Total
                                                                   ---------          ------------          -----------
PARTNERSHIP INTERESTS
   June 30, 1995                                                                            12,368
                                                                                       ===========

PARTNERS' DEFICIENCY,
   at January 1, 1995                                              $(295,918)          $(4,221,304)          $(4,517,222)


Net loss for the six months
   ended June 30, 1995                                                (6,904)             (683,449)             (690,353)
                                                                   ---------           -----------           -----------

PARTNERS' DEFICIENCY,
   at June 30, 1995                                                $(302,822)          $(4,904,753)          $(5,207,575)
                                                                   =========           ===========           ===========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                                                             1995                  1994
                                                                           ----------            ---------
CASH FLOWS USED IN OPERATING ACTIVITIES:
          Net loss                                                         $ (690,353)           $ (128,685)
             Adjustments to reconcile net loss to net cash
               (used in) provided by operating activities:
                    Equity in income of limited partnerships                  (57,240)             (328,000)
                    Amortization of acquisition costs                          20,000                20,000
                    Increase in advances to limited partnerships              (31,331)                 -
                    Increase in -
                        Accrued interest payable                              474,614               440,804
                        Accrued fees due general partners                     184,452               186,694
                        Accounts payable                                       22,886               160,792
                                                                           ----------            ----------

             Net cash (used in) provided by operating activities              (76,972)              351,605
                                                                           ----------            ----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
          Distributions from limited partnerships
             recognized as a return of capital                                174,593               381,690

          Decrease in short term investment                                   408,409                  -
                                                                           ----------            ----------

             Net cash provided by investing activities                        583,002               381,690
                                                                           ----------            ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     506,030               733,295

CASH AND CASH EQUIVALENTS, beginning of period                                624,935               673,835
                                                                           ----------            ----------

CASH AND CASH EQUIVALENTS, end of period                                   $1,130,965            $1,407,130
                                                                           ==========            ==========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (formerly, Shearson Lehman/Coast Savings Housing Partners, Limited) (the "Partnership") annual report for the year ended December 31, 1994. National Partnership Investments Corp. ("NAPICO") is the corporate general partner for the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 1995 and the results of operations and changes in cash flow for the six months then ended.

         METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

         The investments in local limited partnerships are accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment accounts.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

         The Partnership now holds limited partnership interests in 18 limited partnerships because of the Montecito foreclosure. The 18 local limited partnerships own residential rental projects consisting of 2,803 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

         As of June 30, 1995, the Partnership is obligated, if certain conditions are met, to invest additional capital of approximately $90,000 in an investee partnership, at some time in the future. This amount has not been recorded as a liability in the accompanying financial statements.

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

         The following is a summary of the investment in limited partnerships as of June 30, 1995:

          Balance, beginning of period                             $14,533,940
          Advances to limited partnerships                              31,331
          Distributions recognized as return of capital               (174,593)
          Amortization of acquisition costs                            (20,000)
          Equity in income of limited partnerships                      57,240
                                                                   -----------
          Balance, end of period                                   $14,427,918
                                                                   ===========

         The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                               Six months           Three months            Six months          Three months
                                 ended                  ended                  ended                ended
                             June 30, 1995          June 30, 1995          June 30, 1994        June 30, 1994
                             -------------          -------------          -------------        -------------
INCOME
  Rental and Other             $8,408,000             $4,204,000            $ 9,316,000          $ 4,658,000

EXPENSES
  Depreciation                  1,754,000                877,000              1,906,000              953,000
  Interest                      1,886,000                943,000              2,318,000            1,159,000
  Operating                     5,580,000              2,790,000              5,886,000            2,943,000
                               ----------             ----------            -----------          -----------

     Total expenses             9,220,000              4,610,000             10,110,000            5,055,000
                               ----------             ----------            -----------          -----------
NET LOSS                       $ (812,000)            $ (406,000)           $ (794,000)          $  (397,000)
                               ==========             ==========            ===========          ===========

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

         The Montecito local partnership was operating at a deficit and the general partner was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. No mortgage payments were made since June 6, 1994 and the mortgage was in default. On July 18, 1995, the property was foreclosed upon. The Partnership's original investment in the Montecito local partnership represented approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in Montecito at June 30, 1995.

NOTE 3 - NOTES AND CAPITAL CONTRIBUTIONS PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interest from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $10,177,433, bearing interest at 9.5 percent, to the sellers of the partnership interests. The notes have principal maturity dates ranging from October 1996 to December 1999 or upon or refinancing of the underlying partnership properties. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest, in the amount of $9,392,145 at June 30, 1995, is due at maturity of the notes.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNERS

         Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to .5 percent of the invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fees accrued for the six months ended June 30, 1995 and 1994 were approximately $284,000.

         While as of June 30, 1995, the fees and expenses due the general partners exceeded the Partnership's cash, NAPICO was paid $100,000 for the six months ended June 30, 1995. The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $14,923 has been paid and included in the Partnership's operating expenses.

NOTE 5 - CONTINGENCIES

         NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

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

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

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

         The Montecito local partnership was operating at a deficit, and the general partner was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. No mortgage payments were made since June 6, 1994 and the mortgage was in default. On July 18, 1995, the property was foreclosed upon. The Partnership's original investment in the Montecito local partnership represented approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in Montecito at June 30, 1995.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


PART II. OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

As of June 30, 1995, the Partnership's corporate general partners were plaintiffs or defendants in several suits including the following:

The Montecito local partnership was operating at a deficit, and the general partner was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. No mortgage payments were made since June 6, 1994 and the mortgage was in default. On July 18, 1995, the property was foreclosed upon. The Partnership's original investment in the Montecito local partnership represented approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in Montecito at June 30, 1995.

Housing Programs Corporation II, a General Partner of the Partnership and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated (collectively, the "Plaintiff Partnerships"), and NAPICO and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995. In addition to establishing certain Partnership controls, the Memorandum of Understanding resolves and settles various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by Housing Programs Corporation II, the Partnership, and others against your Managing General Partner, among others ("the Lawsuit"). All parties entered into the Memorandum of Understanding without any admission of wrongdoing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

By virtue of the Memorandum of Understanding, the parties thereto have agreed, among other things, that:

         1. NAPICO has agreed to allow the accounting firm of Price Waterhouse to complete its analysis of the books and records of the Partnership including an analysis of the books and records of the master disbursement account maintained by an affiliate of NAPICO. NAPICO has also agreed that it and its affiliates will pay to the Partnership any amounts (with interest thereon) properly determined to be owed to the Partnership as a result of the Price Waterhouse analysis.

         2. HAPI Management, Inc., ("HAPI"), an affiliate of NAPICO shall continue to manage the five Partnership properties it currently manages, subject to various agreed-upon modifications to the existing Management Agreements, and HAPI will not currently manage the other properties of the Partnership. All future management arrangements with HAPI will be subject to Housing Programs Corporation II's reasonable approval.

         3. The Partnership will continue to retain Deloitte & Touche as the Partnership's auditors for 1995, but will solicit competitive bids from at least three Big Six accounting firms for the Partnership's audit work beginning with fiscal year 1996 and at least every three (3) years thereafter.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


PART II.         OTHER INFORMATION

ITEM 3.          LEGAL PROCEEDINGS (CONTINUED)

         4. The Partnership will employ an independent Cash Manager, designated by Housing Programs Corporation II, and approved by NAPICO, to perform cash management services, including maintenance of the Partnership's bank accounts and reserves, payment of property management fees and other accounts payable, payments to affiliates of NAPICO, and payment of cash distributions, if any, to the Limited Partners. NAPICO has agreed to prepare detailed annual budgets to be approved by Housing Programs Corporation II and thereafter used by the Cash Manager as a guide and control over Partnership operations.

         5. The parties to the Memorandum of Understanding have agreed to enter into a formal Settlement Agreement and, concurrently therewith, (a) the plaintiffs in the Lawsuit will execute a special release of the defendants with respect to the allegations contained in the Lawsuit, (b) the defendants in the Lawsuit will execute a special release of each plaintiff in the Lawsuit that is a general partner of a Plaintiff Partnership with respect to all claims which would have been compulsory counterclaims thereunder, and (c) the defendants will execute a special release of any claims, other than those regarding specifically scheduled contractual relations, which any defendant may have against this Partnership or any of the other Plaintiff Partnerships.

         6. Upon the uncured breach of certain provisions of the Memorandum of Understanding, or upon a future breach of NAPICO's fiduciary duties, Housing Programs Corporation II may cause NAPICO to resign as a general partner of the Partnership and become a limited partner thereof.

Any Limited Partner who desires a copy of the Memorandum of Understanding may call Pat Toy at 1-800-666-6274 or by writing the Managing General Partner.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     No exhibits are required per the provision of item 7 of regulation S-K.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


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


                                 HOUSING PROGRAMS LIMITED
                                 (a California limited partnership)




                                 By:   National Partnership Investments Corp.
                                       General Partner


                                 Date:
                                       -------------------------------------




                                 By:
                                       -------------------------------------
                                       Bruce Nelson
                                       President



                                 Date:
                                       -------------------------------------



                                 By:
                                       -------------------------------------
                                       Shawn Horwitz
                                       Executive Vice President and
                                       Chief Financial Officer