Form 10-Q
period 1995-09-30
HOUSING PROGRAMS LTD
filed 1995-11-20
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Balance Sheets, September 30, 1995 and December 31, 1994 .................  1

                  Statements of Operations,
                        Nine and Three Months Ended September 30, 1995 and 1994.............  2

                  Statement of Partners' Equity,
                        Nine Months Ended September 30, 1995 ...............................  3

                  Statements of Cash Flow,
                        Nine Months Ended September 30, 1995 and 1994.......................  4

                  Notes to Financial Statements ............................................  5

            Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operation.................................  8

PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings.....................................................  10

            Item 6.  Exhibits and Reports on Form 8-K......................................  11

            Signatures.....................................................................  12

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                                          1995              1994
                                                                                      (Unaudited)         (Audited)
                                                                                      -----------         ---------
INVESTMENTS IN AND ADVANCES TO
 LIMITED PARTNERSHIPS                                                                 $14,375,960       $14,533,940

CASH AND CASH EQUIVALENTS                                                                 617,266           624,935

SHORT TERM INVESTMENTS                                                                    125,000           533,409
                                                                                      -----------       -----------
 TOTAL ASSETS                                                                         $15,118,226       $15,692,284
                                                                                      ===========       ===========


                                       LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

 Notes and capital contributions payable                                              $10,177,433       $10,177,433
 Accrued fees and expenses due general partners                                           919,298         1,092,620
 Accrued interest payable                                                               9,578,010         8,917,531
 Accounts payable and other liabilities                                                    26,732            21,922
                                                                                      -----------       -----------
                                                                                       20,701,473        20,209,506



PARTNERS' DEFICIENCY                                                                   (5,583,247)       (4,517,222)
                                                                                      -----------       -----------
 TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                           $15,118,226       $15,692,284
                                                                                      ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENT OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (Unaudited)

                                         Nine months      Three months        Nine months       Three months
                                            ended             ended              ended              ended
                                       Sept. 30, 1995     Sept. 30, 1995     Sept. 30, 1994     Sept. 30, 1994
                                       --------------     --------------     --------------     --------------
INTEREST INCOME                          $    36,910        $    10,295        $    17,785        $     9,667
                                         -----------        -----------        -----------        -----------

OPERATING EXPENSES
  Management fees-general partners           426,672            142,224            426,672            142,224
  General and administrative                  62,943             23,099             67,190             18,627
  Legal and accounting                       101,057             10,785             63,805              6,924
  Interest                                   724,593            241,531            724,593            241,531
                                         -----------        -----------        -----------        -----------

          Total operating expenses         1,315,265            417,639          1,282,260            409,306
                                         -----------        -----------        -----------        -----------

LOSS FROM PARTNERSHIP
  OPERATIONS                              (1,278,355)          (407,344)        (1,264,475)          (399,639)

DISTRIBUTIONS RECOGNIZED
  AS INCOME                                  156,470             13,051            501,612             73,461

EQUITY IN INCOME OF LIMITED
  PARTNERSHIPS AND
  AMORTIZATION OF
  ACQUISITION COSTS                           55,860             18,620            462,000            154,000
                                         -----------        -----------        -----------        -----------

NET LOSS                                 $(1,066,025)       $  (375,673)       $  (300,863)       $  (172,178)
                                         ===========        ===========        ===========        ===========


NET LOSS PER LIMITED
    PARTNERSHIP INTEREST                 $       (86)       $       (30)       $       (24)       $       (14)
                                         ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY

                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                   (Unaudited)

                                       General          Limited
                                       Partners         Partners            Total
                                       --------         --------            -----
PARTNERSHIP INTERESTS
   September 30, 1995                                      12,368
                                                      ===========

PARTNERS' DEFICIENCY,
   at January 1, 1995              $  (295,918)       $(4,221,304)       $(4,517,222)


Net loss for the nine months
   ended September 30, 1995            (10,660)        (1,055,365)        (1,066,025)
                                   -----------        -----------        -----------


PARTNERS' DEFICIENCY,
   at September 30, 1995           $  (306,578)       $(5,276,669)       $(5,583,247)
                                   ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (Unaudited)

                                                                     1995               1994
                                                                 -----------        -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net loss                                                    $(1,066,025)       $  (300,863)
       Adjustments to reconcile net loss to net cash
          (used in) provided by operating activities:
            Equity in income of limited partnerships                 (85,860)          (492,000)
            Amortization of acquisition costs                         30,000             30,000
            Increase in advances to limited partnerships             (31,331)              --
            Increase (decrease) in -
              Accrued interest payable                               660,479            577,607
              Accrued fees due general partners                     (173,322)           281,882
              Accounts payable                                         4,810             44,518
                                                                 -----------        -----------

       Net cash (used in) provided by operating activities          (661,249)           141,144
                                                                 -----------        -----------


CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
     Distributions from limited partnerships
       recognized as a return of capital                             245,171            383,962

     Decrease in short term investment                               408,409               --
                                                                 -----------        -----------

       Net cash provided by investing activities                     653,580            383,962
                                                                 -----------        -----------

NET (DECREASE)INCREASE IN CASH AND
   CASH EQUIVALENTS                                                   (7,669)           525,106

CASH AND CASH EQUIVALENTS, beginning of period                       624,935            673,835
                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                         $   617,266        $ 1,198,941
                                                                 ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (formerly known as Shearson Lehman/Coast Savings Housing Partners, Limited, and hereinafter referred to as the "Partnership") annual report for the year ended December 31, 1994. National Partnership Investments Corp. ("NAPICO") is the corporate general partner for the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

     In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 1995 and the results of operations for the three and nine months then ended and changes in cash flow for the nine months then ended.

     ORGANIZATION

     The Partnership is a limited partnership which was formed under the laws of the State of California on May 15, 1984. On September 12, 1984, the Partnership offered 3,000 units consisting of 6,000 limited partnership interests and warrants to purchase a maximum of 6,000 additional limited partnership interests through a public offering.

     The general partners of the Partnership are Housing Programs Corporation II, NAPICO, and Coast Housing Investment Associates ("CHIA"). CHIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, general partner and Charles H. Boxenbaum, limited partner (Mr. Boxenbaum is currently the chief executive officer of NAPICO). The business of the Partnership is conducted primarily by its general partners as the Partnership has no employees of its own.

     METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

     The investments in local limited partnerships are accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment accounts.

     NET LOSS PER LIMITED PARTNERSHIP INTEREST

     Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 12,368 for all years presented.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

     The Partnership now holds limited partnership interests in 18 limited partnerships (as a result of the loss of the Montecito Hotel on July 18, 1995 through foreclosure proceedings, the number of limited partnership interests now held by the Partnership has been reduced from 19 to 18). The 18 lower-tier limited partnerships own residential rental projects consisting of a total of 2,686 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

     The Partnership, as a limited partner, is entitled to 99 percent of the income and losses of the lowe-tier limited partnerships.

     The Partnership's allocated portion of equity in losses from the lower-tier limited partnerships is recognized in the financial statements of the Partnership until the Partnership's investment account in the applicable lower-tier limited partnership is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized.

     Distributions from the limited partnerships are treated as a reduction of capital until the Partnership's investment account balance in the applicable lower-tier limited partnership has been reduced to the lesser of zero or a negative amount equal to future capital contributions required to be made by the Partnership to the applicable lower-tier limited partnership. Subsequent distributions are treated as income.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

     The following is a summary of the Partnership's investment in lower-tier limited partnerships as of September 30, 1995:

       Balance, beginning of period                        $ 14,533,940
       Advances to limited partnerships                          31,331
       Distributions recognized as return of capital           (245,171)
       Amortization of acquisition costs                        (30,000)
       Equity in income of limited partnerships                  85,860
                                                           ------------

       Balance, end of period                              $ 14,375,960
                                                           ============

     The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                Nine months       Three months         Nine months       Three months
                                  ended               ended               ended              ended
                               Sept.30, 1995      Sept. 30, 1995      Sept. 30, 1994     Sept. 30, 1994
                               -------------      --------------      --------------     --------------
     INCOME
        Rental and Other       $ 12,612,000        $  4,204,000        $ 13,974,000        $  4,658,000

     EXPENSES
        Depreciation              2,631,000             877,000           2,859,000             953,000
        Interest                  2,829,000             943,000           3,477,000           1,159,000
        Operating                 8,370,000           2,790,000           8,829,000           2,943,000
                               ------------        ------------        ------------        ------------

          Total expenses         13,830,000           4,610,000          15,165,000           5,055,000
                               ------------        ------------        ------------        ------------

     NET LOSS                  $ (1,218,000)       $   (406,000)       $ (1,191,000)       $   (397,000)
                               ============        ============        ============        ============


       The lower-tier partnership which previously owned the Montecito Hotel (the "Montecito Local Partnership") had been operating at a deficit and the general partner of the Montecito Local Partnership was unsuccessful in its attempts to negotiate a mortgage modification with the lender to improve the situation. No mortgage payments were made since September 6, 1994 and the mortgage was thus in default. On July 18, 1995, the property was foreclosed upon by the lender. The Partnership's original investment in the Montecito Local Partnership represented approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in the Montecito Local Partnership at September 30, 1995.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995

NOTE 3 - NOTES AND CAPITAL CONTRIBUTIONS PAYABLE

       Certain of the Partnership's investments involved purchases of partnership interests in the lower-tier partnerships from partners who subsequently withdrew from the applicable lower-tier partnership. The Partnership is obligated for non-recourse notes payable in the aggregate outstanding principal amount as of September 30, 1995 of $10,177,433, bearing interest at 9.5 percent, to such sellers of the partnership interests. The notes have principal maturity dates ranging from October 1996 to December 1999 or upon the sale or refinancing of the underlying partnership properties. The notes are collateralized by the Partnership's investment in the applicable investee limited partnerships and are payable only out of cash distributions from the applicable investee partnerships, as defined in the notes. Unpaid and accrued interest in the amount of $9,578,011 at September 30, 1995, is due at maturity of the notes.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNERS

       Under the terms of the Partnership's Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to 0.5 percent of the invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fees accrued and expensed for the nine months ended September 30, 1995 and 1994 were approximately $426,000, a portion of which was paid during the period as discussed below.

       As of September 30, 1995, the fees and expenses due the general partners exceeded the Partnership's cash, and cash equivalents. For the nine months ended September 30, 1995, the partnership paid NAPICO $375,000 and Housing Programs Corporation II was paid $225,000. The Partnership also reimburses NAPICO for certain expenses. As of September 30, 1995, the reimbursement to NAPICO of $22,384 has been paid and included in the Partnership's operating expenses.

       An affiliate of NAPICO is the general partner in 10 of the limited partnership, and another affiliate receives property management fees of approximately 5 to 6 percent of revenues from five of thes partnerships. For the nine months ended September 30, 1995 and 1994, approximate $176,500 and $183,200, respectively, was paid to the affiliate for properyt management fees.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

       RESULTS OF OPERATIONS

       Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds. The Partnership may also receive distributions from the lower-tier limited partnerships in which it has invested, however, such amounts are not expected to be material.

       Operating expenses of the Partnership consist of recurring general and administrative expenses, professional fees for services rendered to the Partnership and accrued interest on the notes payable. In addition, an annual Partnership management fee in an amount equal to .5 percent of invested assets is payable to the general partners.

       The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

       Distributions received from limited partnerships are treated as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are treated as income.

       Except for certificates of deposit and money market funds, the Partnership's investments consist entirely of interests in other limited partnerships owning government assisted housing projects. Available cash is invested to provide interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

       The Montecito Local Partnership had been operating at a deficit, and the general partner of the Montecito Local Partnership was unsuccessful in its attempts to negotiate a mortgage modification with the lender to improve the situation. No mortgage payments were made since June 6, 1994 and the mortgage was in default. On July 18, 1995, the property was foreclosed upon by the lender. The Partnership's original investment in the Montecito Local Partnership represented approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in the Montecito Local Partnership at September 30, 1995.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of September 30, 1995, the Partnership's corporate general partners were plaintiffs or defendants in several suits including the following:

The Montecito Local Partnership had been operating at a deficit, and the general partner of the Montecito Local Partnership was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. No mortgage payments were made since June 6, 1994 and the mortgage was in default. On July 18, 1995, the property was foreclosed upon, by the lender.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS (CONTINUED)

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995

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

                                    HOUSING PROGRAMS LIMITED
                                    (a California limited partnership)

                                    By:  National Partnership Investments Corp.
                                         General Partner

                                    Date:_______________________

                                    By:  _______________________
                                         Bruce Nelson
                                         President

                                    Date: ______________________

                                    By:  _______________________
                                         Shawn Horwitz
                                         Executive Vice President and
                                         Chief Financial Officer