Form 10-K405
period 1995-12-31
HOUSING PROGRAMS LTD
filed 1996-04-12
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1995

                             Commission File Number
                                     2-92352

                            HOUSING PROGRAMS LIMITED
                        A CALIFORNIA LIMITED PARTNERSHIP
       (Formerly, Shearson Lehman/Coast Savings Housing Partners, Limited)

                  I.R.S. Employer Identification No. 95-3906167

         9090 WILSHIRE BLVD., SUITE 201, BEVERLY HILLS, CALIFORNIA 90211

        Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

PART I.

ITEM 1.          BUSINESS

Housing Programs Limited (the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 15, 1984. On September 12, 1984, the Partnership offered 3,000 units consisting of 6,000 Limited Partnership Interests and warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering.

The general partners of the Partnership are Housing Programs Corporation II, National Partnership Investments Corp. ("NAPICO"), and Coast Housing Investment Associates ("CHIA"). CHIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum, as limited partner. The business of the Partnership is conducted primarily by its general partners as Housing Programs Limited has no employees of its own.

Casden Investment Corporation owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden, Henry C. Casden and Brian D. Goldberg. LBI Group Inc. owns all of the stock of Housing Programs Corporation II.

The Partnership holds limited partnership interests in eighteen local limited partnerships as of December 31, 1995. National Partnership Investments Associates II ("NPIA II"), a limited partnership formed under the California Limited Partnership Act and consisting of Messrs. Charles H. Boxenbaum, general partner, and Nicholas G. Ciriello, limited partner, hold a general partnership interest in ten of the local limited partnerships. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies provided significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remains, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of the Partnership to vary its portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

The Partnership became the limited partner in the local limited partnerships pursuant to arm's-length negotiations with the local limited partnerships' general partners who are often the original project developers. In certain other cases, the Partnership invested in newly formed local limited partnerships which, in turn, acquired the projects. As a limited partner, the Partnership's liability for obligations of the local limited partnership is limited to its investment. The general partner of the local limited partnership retains responsibility for maintaining, operating and managing the project. Under certain circumstances, the Partnership has the right to replace the general partner of the limited partnerships.

Although each of the partnerships in which the Partnership has invested will generally own a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1995, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 1995, of the projects owned by local partnerships in which the Partnership has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
               IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 1995

                                                          Units Authorized
                                                             For Rental
                                      No. of              Assistance Under              Units           Percentage of
Name & Location                        Units                  Section 8               Occupied           Total Units
- ---------------                        -----               ---------------            --------          ------------
Bannock Arms Apts.                       66                      66                       60                  91%
  Boise, ID

Berkeley Gardens                        132                      26                      125                  95%
  Martinsburg, WV

Cape LaCroix                            125                       0                      118                  94%
  Cape Girardeau, MO

Cloverdale                              100                       0                      100                 100%
  Crawfordsville, IN

Cloverleaf                               94                      94                       91                  97%
  Indianapolis, IN

Deep Lake Hermitage                     144                      18                      136                  94%
  Lake Villa, IL

Evergreen Apts.                         330                     330                      322                  98%
  Oshtemo, MI

Friendship Arms                         151                     150                      151                 100%
  Hyattsville, MD

Jenny Lind Hall                          78                      78                       78                 100%
  Springfield, MO

Lancaster Heights                       198                       0                      177                  89%
  Normal, IL

Locust House                             99                      98                       99                 100%
  Westminster, MD

Midpark Towers                          202                     202                      200                  99%
  Dallas, TX

Oxford House                            156                     152                      156                 100%
  Decatur, IL

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
               IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 1995

                                                          Units Authorized
                                                             For Rental
                                      No. of              Assistance Under              Units           Percentage of
Name & Location                        Units                  Section 8               Occupied           Total Units
- ---------------                        -----               ---------------            --------          ------------
Plaza Village                           228                     114                      214                  94%
  Woonsocket, RI

Round Barn Manor                        156                     156                      156                 100%
  Champaign, IL

Santa Fe Towers                         252                     251                      252                 100%
  Overland Park, KS

Walnut Towers                            78                      77                       78                 100%
  Winfield, KS

Westwood Terrace                         97                      97                       96                  99%
                                      -----                   -----                    -----
  Moline, IL

     TOTAL                            2,686                   1,909                    2,609                  97%
                                      =====                   =====                    =====

ITEM 2.          PROPERTIES

Through its participation in local limited partnerships, the Partnership holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3.          LEGAL PROCEEDINGS

As of December 31, 1995, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In addition, the Partnership is involved in the following lawsuits. In the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

The Montecito local partnership had been operating at a deficit, and the General Partner was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. No mortgage payments to the lender were made subsequent to May 1994. A Notice of Default and Election To Sell Under the Deed of Trust was filed for record on October 27, 1994 in the LA County Recorder's office. On October 26, 1994, the loan servicer, on behalf of the lender, filed a complaint for Specific Performance for Appointment of Receiver and Judicial Foreclosure against the Partnership. The request for an appointment of a receiver was approved on November 10, 1994. Representatives of the Montecito local partnership and the General Partner met with the loan servicer on November 2, 1994 and on February 22, 1995 to discuss a loan modification proposal. However, the lender rejected all mortgage modification proposals submitted and foreclosed upon the property on July 18, 1995. The Partnership's original investment in the Montecito local partnership represents approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in Montecito at December 31, 1995 and 1994.

Housing Programs Corporation II, a general partner of the Partnership, and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated (collectively, the "Plaintiff Partnerships"), and NAPICO, and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995. In addition to establishing certain Partnership controls, the Memorandum of Understanding resolves and settles various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by Housing Programs Corporation II, the Partnership, and others against, among others , NAPICO ("the Lawsuit"). All parties entered into the Memorandum of Understanding without any admission of wrongdoing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

By virtue of the Memorandum of Understanding, the parties thereto have agreed, among other things, that:

        1. An analysis was to be prepared of the books and records of the Partnership including an analysis of the books and records of the master disbursement account maintained by an affiliate of NAPICO. The analysis has recently been completed. NAPICO agreed that it and its affiliates will pay to the Partnership any amounts (with interest thereon) properly determined to be owed to the Partnership as a result of the analysis.

        2. HAPI Management, Inc. ("HAPI"), an affiliate of NAPICO shall continue to manage the five Partnership properties it currently manages, subject to various agreed-upon modifications to the existing management agreements, and HAPI will not manage the other properties of the Partnership. All future management arrangements with HAPI will be subject to Housing Programs Corporation II's reasonable approval.

        3. The Partnership will reimburse Housing Programs Corporation II for professional fees paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

        4. The Partnership will employ an independent Cash Manager, designated by Housing Programs Corporation II, and approved by NAPICO, to perform cash management services, including maintenance of the Partnership's bank accounts and reserves, payment of property management fees and other accounts payable, payments to affiliates of NAPICO, and payment of cash distributions, if any, to the Limited Partners. NAPICO has agreed to prepare detailed annual budgets to be approved by Housing Programs Corporation II and thereafter used by the Cash Manager as a guide and control over Partnership operations. The Cash Manager has not yet been implemented.

        5. The parties to the Memorandum of Understanding agreed to enter into a formal Settlement Agreement and, concurrently therewith,
                 (a) the plaintiffs in the Lawsuit will execute a special release of the defendants with respect to the allegations contained in the Lawsuit, (b) the defendants in the Lawsuit will execute a special release of each plaintiff in the Lawsuit that is a general partner of a Plaintiff Partnership with respect to all claims which would have been compulsory counterclaims thereunder, and (c) the defendants will execute a special release of any claims, other than those regarding specifically scheduled contractual relations, which any defendant may have had against this Partnership or any of the other Plaintiff Partnerships.

        6. Upon the uncured breach of certain provisions of the Memorandum of Understanding, or upon a future breach of NAPICO's fiduciary duties, Housing Programs Corporation II could cause NAPICO to resign as a general partner of the Partnership and become a limited partner thereof.

As of April 8, 1996, certain of the foregoing items enumerated above had yet to be fully implemented. The parties have had discussions regarding their respective positions and have agreed to participate in a settlement conference. If these matters cannot be resolved by agreement, then the parties will submit their respective positions to arbitration.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. Currently, there are 2,870 registered holders of Limited Partnership Interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or dispositions of its investments in limited partnerships.

ITEM 6.     SELECTED FINANCIAL DATA:

                                                        Year Ended December 31,
                             ----------------------------------------------------------------------------
                                 1995            1994            1993            1992            1991
                             ------------    ------------    ------------    ------------    ------------
Loss From Partnership
   Operations                $ (1,727,047)   $ (1,690,366)   $ (1,699,642)   $ (1,707,285)   $ (1,695,022)

Distribution From Limited
   Partnerships Recognized
   as Income                      307,474         520,001         473,210         172,080         306,582

Equity in Income (Loss)
   of Limited Partnerships
   and amortization of
   acquisition costs               87,795        (210,249)        616,683         101,166          76,236
                             ------------    ------------    ------------    ------------    ------------
Net Loss                     $ (1,331,778)   $ (1,380,614)   $   (609,749)   $ (1,434,039)   $ (1,312,204)
                             ============    ============    ============    ============    ============

Net Loss per Limited
   Partner Interest          $       (108)   $       (111)   $        (49)   $       (115)   $       (105)
                             ============    ============    ============    ============    ============

Total assets                 $ 15,191,113    $ 15,692,284    $ 15,858,598    $ 16,566,893    $ 16,843,664
                             ============    ============    ============    ============    ============
Investments in
   Limited Partnerships      $ 14,470,783    $ 14,533,940    $ 15,184,763    $ 16,065,129    $ 16,184,643
                             ============    ============    ============    ============    ============

Notes payable                $ 10,169,743    $ 10,177,433    $ 10,177,433    $ 10,260,196    $ 10,345,769
                             ============    ============    ============    ============    ============
Fees and Expenses Due to
   General Partners          $    990,393    $  1,092,620    $    714,742    $  1,545,846    $  1,132,504
                             ============    ============    ============    ============    ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market accounts and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

CAPITAL RESOURCES

The Partnership received $30,920,000 in subscriptions for units of Limited Partnership Interests (at $5,000 per unit) during the period September 12, 1984, to June 30, 1986, pursuant to a registration statement filed on Form S-11.

The Partnership made its capital contributions to the local limited partnerships in stages, over a period of two to five years, with each contribution due on a specified date, provided that certain conditions regarding construction or operation of the project were fulfilled. The Partnership has no further capital commitments to the local limited partnerships.

In 1993, three limited partnerships (Oxford House, Round Barn Manor and Westwood Terrace) refinanced their mortgages with taxable and tax-exempt bonds issued by the Illinois Housing Development Authority. Proceeds from the refinancing were utilized to retire two secondary mortgages including principal and accrued interest of $1,811,000 and $1,785,000 for Oxford House and Round Barn Manor, respectively. The third secondary mortgage of Westwood Terrace was paid down and has a remaining principal balance of approximately $442,000. After retiring and paying down the secondary mortgages, the Partnership received excess cash proceeds of more than $1,467,000 from the refinancings. The three limited partnerships obtained new mortgage amounts of $5,641,352, $5,318,893 and $3,172,370 financed for a term of 25 years at a taxable rate of 7.6 percent and a tax-exempt rate of 6.3 percent.

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local partnerships in which the Partnership has invested could produce losses for as long as 20 years from the date of the Partnership investment. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available. The Partnership has sought to defer income taxes from capital gains by not selling any projects or project interests.

Each individual limited partner's situation varies and limited partners should contact their personal tax advisors for an understanding of his or her tax situation.

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in income (loss) of limited partnerships has significantly been affected as a result of the Partnership not recognizing losses on the limited partnerships after their respective investment balances have been reduced to zero, in accordance with the equity method of accounting.

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

The Montecito local partnership had been operating at a deficit, and the General Partner was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. No mortgage payments to the lender were made subsequent to May 1994. A Notice of Default and Election To Sell Under the Deed of Trust was filed for record on October 27, 1994 in the LA County Recorder's office. On October 26, 1994, the loan servicer, on behalf of the lender, filed a complaint for Specific Performance for Appointment of Receiver and Judicial Foreclosure against the Partnership. The request for an appointment of a receiver was approved on November 10, 1994. Representatives of the Montecito local partnership and the General Partner met with the loan servicer on November 2, 1994 and on February 22, 1995 to discuss a loan modification proposal. However, the lender rejected all mortgage modification proposals submitted and foreclosed upon the property on July 18, 1995. The Partnership's original investment in the Montecito local partnership represents approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in Montecito at December 31, 1995 and 1994.

A recurring Partnership expense is the management fee. The fee is payable monthly to the general partners of the Partnership and is calculated as a percentage of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local partnership.

Operating expenses of the Partnership consist substantially of professional fees for services rendered to the Partnership, management fees payable to the general partners and accrued interest on the notes payable. Operating expenses have remained relatively consistent for 1995, 1994 and 1993, except for legal fees which increased as a result of the Montecito foreclosure.

The Partnership, as a Limited Partner in the local partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Housing Programs Limited
(A California limited partnership)

We have audited the accompanying balance sheets of Housing Programs Limited (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 30 percent and 34 percent of total assets as of December 31, 1995 and 1994, respectively, and the equity in income (loss) of these limited partnerships represent 15 percent, 11 percent and 17 percent of the total net loss of the Partnership for the years ended December 31, 1995, 1994 and 1993, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                       1995            1994
                                                   ------------    ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                $ 14,470,783    $ 14,533,940

CASH AND CASH EQUIVALENTS (Note 1)                      595,330         624,935

SHORT TERM INVESTMENTS (Note 1)                         125,000         533,409
                                                   ------------    ------------
          TOTAL ASSETS                             $ 15,191,113    $ 15,692,284
                                                   ============    ============

                     LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3 and 7)                 $ 10,169,743    $ 10,177,433
     Accrued fees and expenses due general
         partners (Note 4)                              990,393       1,092,620
     Accrued interest payable (Notes 3 and 7)         9,864,545       8,917,531
     Accounts payable                                    15,432          21,922
                                                   ------------    ------------
                                                     21,040,113      20,209,506
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES
    (Notes 2, 4 and 6)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                  (309,236)       (295,918)
     Limited partners                                (5,539,764)     (4,221,304)
                                                   ------------    ------------
                                                     (5,849,000)     (4,517,222)
                                                   ------------    ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                         $ 15,191,113    $ 15,692,284
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                     1995           1994           1993
                                                  -----------    -----------    -----------
INTEREST INCOME                                   $    44,144    $    26,370    $    20,316
                                                  -----------    -----------    -----------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)       547,773        568,896        568,896
     General and administrative (Note 4)               86,350         88,393        101,445
     Legal and accounting                             125,941         93,321         83,491
     Interest (Note 3)                              1,011,127        966,126        966,126
                                                  -----------    -----------    -----------
       Total operating expenses                     1,771,191      1,716,736      1,719,958
                                                  -----------    -----------    -----------
LOSS FROM OPERATIONS                               (1,727,047)    (1,690,366)    (1,699,642)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                        307,474        520,001        473,210

EQUITY IN INCOME (LOSS) OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                     87,795       (210,249)       616,683
                                                  -----------    -----------    -----------
NET LOSS                                          $(1,331,778)   $(1,380,614)      (609,749)
                                                  ===========    ===========       ========

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                     $      (108)   $      (111)   $       (49)
                                                  ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statement

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                General      Limited
                               Partners     Partners        Total
                               ---------   -----------   -----------
DEFICIENCY, January 1, 1993    $(276,015)  $(2,250,844)  $(2,526,859)

      Net loss, 1993              (6,097)     (603,652)     (609,749)
                               ---------   -----------   -----------
DEFICIENCY, December 31, 1993   (282,112)   (2,854,496)   (3,136,608)

      Net loss, 1994             (13,806)   (1,366,808)   (1,380,614)
                               ---------   -----------   -----------
DEFICIENCY, December 31, 1994   (295,918)   (4,221,304)   (4,517,222)

      Net loss, 1995             (13,318)   (1,318,460)   (1,331,778)
                               ---------   -----------   -----------
DEFICIENCY, December 31, 1995  $(309,236)  $(5,539,764)  $(5,849,000)
                               =========   ===========   ===========

      The accompanying notes are an integral part of these financial statem

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 1995           1994           1993
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                $(1,331,778)   $(1,380,614)   $  (609,749)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
            Equity in loss (income) of limited partnerships      (126,285)       171,759       (655,173)
            Amortization of acquisition costs                      38,490         38,490         38,490
            Decrease in other assets                                 --             --            3,500
            Increase in accrued interest payable                  947,014        819,138        828,927
            Increase (decrease) in accrued fees and
               expenses due general partners                     (102,227)       377,878       (831,104)
            Increase (decrease) in accounts payable                (6,490)        17,284        (13,606)
                                                              -----------    -----------    -----------
                  Net cash provided by (used in)
                     operating activities                        (581,276)        43,935     (1,238,715)
                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital contributions to limited partnerships               (671,865)    (1,391,975)      (623,248)
     Distributions from limited partnerships
        recognized as a return of capital                         822,817      1,832,549      2,120,297
     Decrease (increase) in short term investments                408,409       (408,409)          --
                                                              -----------    -----------    -----------
                 Net cash provided by investing activities        559,361         32,165      1,497,049
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of notes payable                                      (7,690)          --          (82,763)
                                                              -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                         (29,605)        76,100        175,571

CASH AND CASH EQUIVALENTS,
     beginning of year                                            624,935        548,835        373,264
                                                              -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
     end of year                                              $   595,330    $   624,935    $   548,835
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Cash paid during the year for interest                 $    64,113    $   146,986    $   137,199
                                                              ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Housing Programs Limited (the "Partnership"), formed under the California Uniform Limited Partnership Act, was organized on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are Housing Programs Corporation II, National Partnership Investments Corp. (NAPICO), and Coast Housing Investment Associates
       (CHIA), a limited partnership. LBI Group Inc. owns 100 percent of the stock of Housing Programs Corporation II. Casden Investment Corp. owns 100 percent of NAPICO's stock. The limited partner of CHIA is an officer of NAPICO.

       The Partnership offered and issued 6,184 units of limited partnership interests through a public offering. Each unit was comprised of two limited partnership interests and one warrant, which entitled the investor two additional limited partnership interests. An additional 6,184 of interests were issued from the exercise of warrants and the sale of interests associated with warrants not exercised. The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective investments.

       The Partnership shall be dissolved only upon the expiration of 50 complete calendar years (December 31, 2034) from the date of the formation of the Partnership or upon the occurrence of various other events as described in the terms of the Partnership agreement.

       Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Method of Accounting for Investments in Limited Partnerships

       The investments in local limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized to the investment

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1995

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

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

2.     INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 18 limited partnerships. The partnerships own residential rental projects consisting of 2,686 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

       Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of unrecognized equity in losses of certain limited partnerships was approximately $10,273,000 and $8,837,000 as of December 31, 1995 and 1994, respectively.

       Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1995

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                                1995                1994
                                                                            -----------         --------
       Investment balance, beginning of year                                $14,533,940         $15,184,763
       Equity in income (loss) of limited partnerships                          126,285            (171,759)
       Amortization of capitalized acquisition costs and fees                   (38,490)            (38,490)
       Capital Contributions                                                    671,865           1,391,975
       Distributions recognized as a return of capital                         (822,817)         (1,832,549)
                                                                           ------------        ------------

       Investment balance, end of year                                      $14,470,783         $14,533,940
                                                                            ===========         ===========

       The difference between the investment per the accompanying balance sheets at December 31, 1995 and 1994, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

       Selected financial information from the combined financial statements of the limited partnerships at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 is as follows:

                                 Balance Sheets

                                                                                   1995               1994
                                                                                ----------          --------
                                                                                       (in thousands)
       Land and buildings, net                                                    $ 60,660          $ 63,357
                                                                                  ========          ========
       Total assets                                                               $ 79,347          $ 81,327
                                                                                  ========          ========
       Mortgages payable                                                          $ 57,914          $ 58,941
                                                                                  ========          ========
       Total liabilities                                                          $ 79,556          $ 79,656
                                                                                  ========          ========
       Equity of Housing Programs Limited                                         $    145          $  2,004
                                                                                  ========          ========
       Deficiency of other partners                                               $   (354)         $   (333)
                                                                                  ========          ========

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1995

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                                 1995            1994             1993
                                                               ---------      ----------       ---------
                                                                             (in thousands)

        Total revenues                                          $ 17,132        $ 16,817       $ 18,630
                                                                ========        ========       ========

        Interest expense                                        $  3,706        $  3,772       $  4,634
                                                                ========        ========       ========

        Depreciation                                            $  3,524        $  3,508       $  3,812
                                                                ========        ========       ========

        Total expenses                                          $ 18,525        $ 18,439       $ 20,220
                                                                ========        ========       ========

        Net loss                                                $ (1,393)       $ (1,622)      $ (1,590)
                                                                ========        ========       ========

        Net loss allocable to Housing Programs
           Limited                                              $ (1,379)       $ (1,606)      $ (1,574)
                                                                ========        ========       ========






       An affiliate of NAPICO is the general partner in 10 of the limited partnerships included above in 1995 and 1994, and another affiliate receives property management fees of approximately 5 to 6 percent of revenues from five of these partnerships. The affiliate received property management fees of $234,903, $236,149 and $235,859 in 1995, 1994 and
       1993, respectively. The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:

                                                                  1995              1994              1993
                                                               ----------        ---------          -------
                                                                               (in thousands)
       Total assets                                             $ 41,816         $  43,316
                                                                ========         =========

       Total liabilities                                        $ 50,007         $  50,336
                                                                ========         =========

       Deficiency of Housing Programs Limited                   $ (7,971)        $  (6,815)
                                                                ========         =========

       Deficiency of other partners                             $   (220)        $    (205)
                                                                ========         =========

       Total revenue                                            $  9,283         $   9,116          $  10,748
                                                                ========         =========          =========

       Net loss                                                 $   (828)        $  (1,079)         $  (1,533)
                                                                ========         =========          =========

       The Montecito local partnership had been operating at a deficit, and the general partner was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. No mortgage

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1995

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       payments to the lender were made subsequent to May 1994. A Notice of Default and Election To Sell was filed for record on October 27, 1994 in the LA County Recorder's office. On October 26, 1994, the loan servicer, on behalf of the lender, filed a complaint for Specific Performance for Appointment of Receiver and Judicial Foreclosure against the Partnership. The request for an appointment of a receiver was approved on November 10, 1994. Representatives of the Montecito local partnership and the general partner met with the loan servicer on November 2, 1994 and on February 22, 1995 to discuss a loan modification proposal. However, the lender rejected all mortgage modification proposals submitted and foreclosed upon the property on July 18, 1995. The Partnership's original investment in the Montecito local partnership represents approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in Montecito at December 31, 1995 and 1994.

       In 1993, three limited partnerships (Oxford House, Round Barn Manor and Westwood Terrace) refinanced their mortgages with taxable and tax-exempt bonds issued by the Illinois Housing Development Authority. Proceeds from the refinancing were utilized to retire two secondary mortgages including principal and accrued interest of $1,811,000 and $1,785,000 for Oxford House and Round Barn Manor, respectively. The third secondary mortgage of Westwood Terrace was paid down and has a remaining principal balance of approximately $442,000. After retiring the secondary mortgages, the Partnership received excess cash proceeds of more than $1,467,000 from the refinancing. The three limited partnerships now have new mortgage amounts of $5,641,352, $5,318,893 and $3,172,370 financed for a term of
       25 years at a taxable rate of 7.6 percent and a tax-exempt rate of 6.3 percent.

3.     NOTES PAYABLE

       Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $10,169,743, bearing interest at 9.5 and 12.5 percent, to the sellers of the partnership interests. The interest rate for a note of $1,500,000 changed in 1995 to 12.5 percent per terms of the note. The notes have principal maturity dates ranging from October 1996 to December 2001 or upon sale or refinancing of the underlying partnership properties. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

       The Partnership is currently negotiating for the sale of Deep Lake Hermitage, the property that the $1,500,000 note payable and accrued interest of $1,402,846 due in 1996 relate to. Based on an offer received, there would not be adequate funds to pay approxiamtely $1,800,000 of the note payable and related accrued interest. Because the notes and interest payable are non-recourse liabilities, no loss is expected to be realized by the Partnership if the investment is foreclosed upon by the lender.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1995

3.     NOTES PAYABLE (CONTINUED)

       Maturity dates on the notes and related acrrued interest payable are as follows:

                                                                             Accrued
       Years Ending December 31,                           Notes             Interest             Total
       -------------------------                        -----------         -----------        -----------
                     1996                               $ 1,500,000         $ 1,402,846        $ 2,902,846
                     1997                                    -
                     1998                                    -
                     1999                                 7,669,743          7,444,580          15,114,323
                     2000                                    -
                   Thereafter                             1,000,000          1,017,119           2,017,119
                                                        -----------        -----------         -----------
                                                        $10,169,743        $ 9,864,545         $20,034,288
                                                        ===========        ===========         ===========

4.     FEES AND EXPENSES DUE GENERAL PARTNERS

       Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to .5% of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective limited partnerships.

       As of December 31, 1995, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $29,845, $28,764, and $29,252 in 1995, 1994 and 1993,
       respectively, and is included in operating expenses.

5.     INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for the properties held by the limited partnerships. Differences in tax and financial reporting also arise as losses are not recognized for financial reporting purposes when the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1995

6.     CONTINGENCIES

       NAPICO is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

8.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships. The difference, approximately $31,935, between the estimated nine-month equity in income and the actual year-to-date equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            Year Ended December 31, 1995
                                 ------------------------------------------------------------------------------
                                                                        Cash
                                 Balance                               Distri-                          Balance
                                 January            Capital            butions         Equity in       December
Limited Partnerships             1, 1995         Contributions        Received       Income/(Loss)     31, 1995
- --------------------             -------         -------------        --------       -------------     --------
Bannock Arms                  $   490,588         $ 184,684        $  (229,495)        $ 108,103       $  553,880
Berkeley Gardens                  497,349                                                (78,037)         419,312
Cape La Croix                                         6,405             (6,405)
Cloverdale
Cloverleaf                                            6,517             (6,517)
Deep Lake Hermitage             1,189,101                                               (131,745)        1,057,356
Evergreen Apts.                 7,971,008                              (77,702)          490,871         8,384,177
Friendship Arms                 2,364,500                              (35,183)           11,247         2,340,564
Jenny Lind Hall                                     45,504             (45,504)
Lancaster Heights                                    24,881            (24,881)
Locust House                    1,221,828                              (16,897)          (67,708)       1,137,223
Midpark Towers                                      184,124           (184,124)
Montecito Apts.                                      23,641                              (23,641)
Oxford Towers
Plaza Village                     799,566                                               (221,295)         578,271
Round Barn Manor
Santa Fe Towers                                      95,250            (95,250)
Walnut Towers                                        69,618            (69,618)
Westwood Terrace                                     31,241            (31,241)
                              -----------        ----------        -----------       -----------       -----------
                              $14,533,940        $  671,865        $  (822,817)      $    87,795       $14,470,783
                              ===========        ==========        ===========       ===========       ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 Year Ended December 31, 1994
                                 --------------------------------------------------------------------------------------------------
                                                                        Cash
                                 Balance                               Distri-                          Balance      Future Capital
                                 January            Capital            butions         Equity in       December       Contributions
Limited Partnerships             1, 1994         Contributions        Received       Income/(Loss)     31, 1994          Payable
- --------------------             -------         -------------        --------       -------------     --------         ---------
Bannock Arms                  $   474,615        $  334,142        $  (428,773)        $ 110,604        $ 490,588      $
Berkeley Gardens                  802,066                                               (304,717)         497,349
Cape La Croix                                         8,169             (8,169)
Cloverdale                                            1,163             (1,163)
Cloverleaf                                           11,079            (11,079)
Deep Lake Hermitage             1,383,038                              (21,022)         (172,915)       1,189,101
Evergreen Apts.                 7,625,595                              (77,702)          423,115        7,971,008
Friendship Arms                 2,479,083                              (35,183)          (79,400)       2,364,500
Jenny Lind Hall                                     150,862           (150,862)
Lancaster Heights                                    18,836            (18,836)
Locust House                    1,330,089                              (16,897)          (91,364)       1,221,828
Midpark Towers                                      430,033           (430,033)
Montecito Apts.                                                                                                           90,453
Oxford Towers                                                          (19,775)           19,775
Plaza Village                   1,090,277                             (136,256)         (154,455)         799,566
Round Barn Manor                                                       (39,108)           39,108
Santa Fe Towers                                     247,823           (247,823)
Walnut Towers                                       165,284           (165,284)
Westwood Terrace                                     24,584            (24,584)
                              -----------        ----------        -----------        ----------       -----------     ---------
                              $15,184,763        $1,391,975        $(1,832,549)       $ (210,249)      $14,533,940     $  90,453
                              ===========        ==========        ===========        ==========       ===========     =========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                             Year Ended December 31, 1993
                                 --------------------------------------------------------------------------------------------------
                                                                        Cash
                                 Balance                               Distri-                          Balance      Future Capital
                                 January            Capital            butions         Equity in       December       Contributions
Limited Partnerships             1, 1993         Contributions        Received       Income/(Loss)     31, 1993          Payable
- --------------------             -------         -------------        --------       -------------     --------         ---------
Bannock Arms                   $   229,266       $  182,910        $  (224,859)        $ 287,298        $  474,615  $
Berkeley Gardens                   822,018                                               (19,952)          802,066
Cape La Croix                                        23,193            (23,193)
Cloverdale                                            3,658             (3,658)
Cloverleaf
Deep Lake Hermitage              1,605,143                            (104,395)         (117,710)        1,383,038
Evergreen Apts.                  7,280,591                             (77,702)          422,706         7,625,595
Friendship Arms                  2,478,793                             (35,183)           35,473         2,479,083
Jenny Lind Hall                                      25,976            (25,976)
Lancaster Heights                                    21,858            (21,858)
Locust House                     1,408,239                             (16,897)          (61,253)        1,330,089
Midpark Towers                                      191,316           (191,316)
Montecito Apts.                                                                                                           90,453
Oxford Towers                      686,656                            (686,656)
Plaza Village                    1,020,156                                                70,121         1,090,277
Round Barn Manor                   534,267                            (534,267)
Santa Fe Towers                                     100,683           (100,683)
Walnut Towers                                        62,842           (62,842)
Westwood Terrace                                     10,812            (10,812)
                               -----------       ----------        -----------        ----------       -----------     ---------
                               $16,065,129       $  623,248        $(2,120,297)       $  616,683       $15,184,763     $  90,453
                               ===========       ==========        ===========        ==========       ===========     =========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993

NOTES:            1.    Equity in income (losses) of the limited partnerships
                        represents the Partnership's allocable share of the net income (loss) from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or below zero to an amount equal to future capital contributions to be made by the Partnership.

                  2. Cash distributions from the limited partnerships will be treated as a return on the investment and will reduce the investment balance until such time as the investment is reduced to an amount equal to additional contributions. Distributions subsequently received will be recognized as income.

                                                                   SCHEDULE III
                           HOUSING PROGRAMS LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH H P L HAS INVESTMENTS
                                DECEMBER 31, 1995

                                                                               BUILDINGS, FURNISHINGS
                                                                                     & EQUIPMENT
                                NUMBER       OUTSTANDING                           AMOUNT CARRIED
                                  OF           MORTGAGE                              AT CLOSE OF                    ACCUMULATED
PARTNERSHIP/LOCATION             APTS.           LOAN            LAND                  PERIOD          TOTAL        DEPRECIATION
- --------------------            ------       -----------         ----              --------------      -----        ------------
Bannock Arms                       66       $ 1,481,365    $   78,000               $ 2,865,472    $  2,943,472     $ 1,099,271
     Boise, ID
Deep Lake Hermitage               144         3,509,305       360,000                 6,363,923       6,723,923       2,461,688
     Lake Villa, IL
Jenny Lind Hall                    78         1,457,260       111,000                 2,729,647       2,840,647       1,080,249
     Springfield, MO
Lancaster Heights                 198         2,313,884       200,000                 4,585,123       4,785,123       1,712,398
     Normal, IL
Midpark Towers                    202         4,255,972       532,593                 8,729,209       9,261,802       3,569,902
     Dallas, TX
Oxford House                      156         5,115,619       300,000                 4,796,928       5,096,928       1,872,168
     Decatur, IL
Round Barn Manor                  156         5,419,770       200,000                 4,936,442       5,136,442       1,938,915
     Champaign, IL
Santa Fe Towers                   252         6,153,921       316,724                11,480,545      11,797,269       4,533,217
     Overland Park, KS
Walnut Towers                      78         1,461,654        85,229                 3,056,802       3,142,031       1,200,169
     Winfield, KS
Westwood Terrace                   97         3,045,166       109,200                 4,197,190       4,306,390       2,281,076
     Moline, IL
Friendship Arms                   151         4,110,246       262,879                 7,713,968       7,976,847       3,521,485
     Hyattsville, Mo
Locust House                       99         2,225,631       201,113                 4,498,708       4,699,821       2,170,478
     Westminster, Mo
Berkeley Gardens                  132         1,557,011       149,071                 3,786,238       3,935,309       2,193,550
     Martinsburg, WV
Cape La Croix                     125         1,464,549       169,000                 2,484,615       2,653,615       1,014,271
     Cape Girardeau, MO
Cloverdale                        100         1,071,011       100,000                 2,051,596       2,151,596         814,486
     Crawfordsville, IN
Cloverleaf                         94           978,651       123,000                 1,901,424       2,024,424         782,954
     Indianapolis, IN
Evergreen Apts.                   330         8,779,230       617,369                14,909,309      15,526,678       5,577,747
     Oshtemo, MI
Plaza Village                     228         3,513,665       369,700                 7,041,412       7,411,112       3,929,536
     Woonsocket, RI
                                -----      -----------     ----------               -----------    ------------     -----------
                                2,686      $57,913,910     $4,284,878               $98,128,551    $102,413,429     $41,753,560
                                =====      ===========     ==========               ===========    ============     ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 1995

NOTES:            1.     Each local limited partnership has developed, owns and
                         operates the housing project. Substantially all project costs, including construction period interest expense, were capitalized by the local limited partnerships.

                  2. Depreciation is provided for by various methods over the estimated useful lives of the projects. The estimated composite useful lives of the buildings are from 25 to 40 years.

                  3. Investments in property and equipment - limited partnerships:

                                              Buildings,
                                            Furnishings,
                                 Land       and Equipment        Total
                             -----------    -------------    -------------
Balance, January 1, 1993     $ 4,917,424    $ 104,290,516    $ 109,207,940

Net additions in 1993               --            540,207          540,207
                             -----------    -------------    -------------

Balance, December 31, 1993     4,917,424      104,830,723      109,748,147

Adjustment for foreclosure
of Montecito Property           (632,546)      (8,060,272)      (8,692,818)

Net additions in 1994               --            814,875          814,875
                             -----------    -------------    -------------

Balance, December 31, 1994     4,284,878       97,585,326      101,870,204

Net additions in 1995               --            543,225          543,225
                             -----------    -------------    -------------

Balance, December 31, 1995   $ 4,284,878    $  98,128,551    $ 102,413,429
                             ===========    =============    =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 1995

                                         Buildings,
                                        Furnishings,
                                       and Equipment
                                       -------------
ACCUMULATED DEPRECIATION:

Balance, January 1, 1993               $ 33,202,228

Net additions for 1993                    3,470,933
                                       ------------

Balance, December 31, 1993               36,673,161

Adjustment for foreclosure
of Montecito Property                    (1,805,052)

Net additions for 1994                    3,645,567
                                       ------------

Balance, December 31, 1994               38,513,676

Net additions for 1995                    3,239,884
                                       ------------

Balance, December 31, 1995             $ 41,753,560
                                       ============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

HOUSING PROGRAMS LIMITED (the "Partnership") has no directors or executive officers of its own.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), Coast Housing Investments Associates (an affiliate of NAPICO) and Housing Programs Corporation II. NAPICO is a wholly-owned subsidiary of Casden Investment Company, an affiliate of The Casden Company. Housing Programs Corporation II is a wholly-owned subsidiary of LBI Group Inc. The following biographical information is presented for the directors and executive officers of NAPICO and officers of Housing Programs Corporation II with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 66, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 44, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 50, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Corporation. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science and a Masters in Business Administration degree from the University of Southern California.

HENRY C. CASDEN, 52, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 32, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 36, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President of Star Sub Shops, Inc. a corporation engaged in the business of selling fast food franchises, for approximately one year, was an audit manager in the real estate industry group for Altschuler, Melvoin & Glasser for six years, and was an auditor with Arthur Young & Co. for 3 years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 54, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the Company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 66, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 35, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ROCCO F. ANDRIOLA, 37, serves as President and Chief Financial Officer of Housing Programs Corporation II and Senior Vice President of Lehman Brothers Inc. in its Diversified Asset Group. He has held such position with Lehman since June 1991. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From November 1986 through May 1989, Mr. Andriola held the position of Vice President in the Corporate Transactions Group with the General Counsel's Office of Lehman. From September 1982 through October
1986, Mr. Andriola was employed by the law firm of Donovan Leisure
Newton & Irvine as a corporate and securities attorney. Mr. Andriola graduated summa cum laude from Fordham University in 1979 with a B.A.
degree in Economics and Political Science. Mr. Andriola received a J.D. degree and an LL.M degree in Corporate Law from New York University School of Law in 1982 and 1986, respectively.

JOHN H. NG, 45, is a Vice President of Housing Programs Corporation II and Vice President of Lehman Brothers Inc. He has been employed by Lehman since
November 1977. He is an asset manager of the Diversified Asset Group of Lehman and has held such position since 1985. From 1980 to 1985, Mr. Ng served as Senior Financial Analyst in the Corporate Planning and Development Department and from 1977 to 1980 he was an analyst in the Controller's Department. Prior to joining Lehman, he served as a Teaching Assistant in Finance and Economics at the University of Minnesota. Mr. Ng received an M.B.A. with a concentration in Corporate Finance from the University of Minnesota in 1977 and a B.A. magna cum laude in Economics with a specialization in Monetary Economics from Moorhead State University in 1975.

MARK J. MARCUCCI, 33, is a Vice President of Housing Programs Corporation
II and Vice President of Lehman Brothers Inc. in its Diversified Asset Group. Since joining Lehman Brothers in 1988, Mr. Marcucci's responsibilities have been concentrated in the restructuring, asset management, leasing, financing, refinancing and disposition of commercial office and residential real estate. Prior to joining Lehman Brothers, Mr. Marcucci was employed in a corporation lending capacity at Republic National Bank of New York.
Mr. Marcucci received a B.B.A. in Finance from Hofstra University and a Master of Science in Real Estate from New York University. In addition, Mr. Marcucci holds both Series 7 and Series 63 securities licenses.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS:

Housing Programs Limited has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the general partners an annual management fee. The annual management fee is approximately equal to .5% of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the lcoal partnership. In addition, the Partnership reimburses NAPICO for certain expenses.

An affiliate of NAPICO is responsible for the on-site property management for certain properties owned by the limited partnerships in which the Partnership has invested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)           Security Ownership of Certain Beneficial Owners

              The general partners own all of the outstanding general partnership interests of Housing Programs Limited. No person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b) With the exception of the Initial Limited Partner, Bruce Nelson, who is an officer of NAPICO, none of the officers or directors of NAPICO own directly or beneficially any limited partnership interests in the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the general partners. The transactions with the general partners are primarily in the form of fees paid by the Partnership to the general partners for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1995 and 1994.

Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1995, 1994 and 1993.

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO HOUSING PROGRAMS LIMITED AND LIMITED PARTNERSHIPS IN WHICH HOUSING PROGRAMS LIMITED HAS INVESTMENTS

Schedule - Investments in Limited Partnerships for the years ended December 31, 1995, 1994 and 1993.

Schedule III - Real Estate and Accumulated Depreciation of Property Held by Local Limited Parnterships, December 31, 1995.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-92352 incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated May 15, l984, and the nineteen contracts representing the partnership's investment in local limited partnerships as previously filed at the Securities Exchange Commission, File #2-92352 which is hereby incorporated by reference.

(13)          Annual report to security holders:  Pages ____ to ____.

Reports on Form 8-K

No reports on Form 8K were filed during the year ended December 31, 1995.