Form 10-Q
HOUSING PROGRAMS LTD
filed 1996-05-20
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 2-92352

                            HOUSING PROGRAMS LIMITED

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

               Balance Sheets, March 31, 1996 and December 31, 1995 ........1

               Statements of Operations,
                    Three Months Ended March 31, 1996 and 1995..............2

               Statement of Partners' Equity (Deficiency),
                    Three Months Ended March 31, 1996 ......................3

               Statements of Cash Flow,
                    Three Months Ended March 31, 1996 and 1995..............4

               Notes to Financial Statements ...............................5

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation....................10

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.......................................11

          Item 6.  Exhibits and Reports on Form 8-K........................12

          Signatures.......................................................13

                            HOUSING PROGRAMS LIMITED


                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                       1996               1995
                                                                    (Unaudited)        (Audited)
                                                                    -----------        ---------


          INVESTMENTS IN LIMITED PARTNERSHIPS
              (Notes 1 and 2)                                      $ 14,508,783      $ 14,470,783

          CASH AND CASH EQUIVALENTS (Notes 1 and 2)                   1,070,803           595,330

          SHORT TERM INVESTMENTS (Note 1)                               125,000           125,000
                                                                   ------------      ------------

                    TOTAL ASSETS                                   $ 15,704,586      $ 15,191,113
                                                                   ============      ============


                      LIABILITIES AND PARTNERS' DEFICIENCY

          LIABILITIES:
               Notes payable (Notes 3 and 6)                       $ 10,169,743      $ 10,169,743
               Accrued interest payable (Notes 3 and 6)              10,117,326         9,864,545
               Accrued fees and expenses due general
                   partners (Note 4)                                  1,103,257           990,393
               Accounts payable and other liabilities (Note 2)          433,617            15,432
                                                                   ------------      ------------

                                                                     21,823,943        21,040,113
                                                                   ------------      ------------

          COMMITMENTS AND CONTINGENCIES
               (Notes 2, 4 and 5)

          PARTNERS' EQUITY (DEFICIENCY):
               General partners                                        (311,940)         (309,236)
               Limited partners                                      (5,807,417)       (5,539,764)
                                                                   ------------      ------------
                                                                     (6,119,357)       (5,849,000)
                                                                   ------------      ------------
                     TOTAL LIABILITIES AND PARTNERS'
                          DEFICIENCY                               $ 15,704,586      $ 15,191,113
                                                                   ============      ============





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                      1996           1995
                                                      ----           ----


INTEREST INCOME                                     $   6,716      $   5,361
                                                    ---------      ---------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)       131,663        142,224
     General and administrative (Note 4)               15,019         17,570
     Legal and accounting (Note 4)                     44,804         58,247
     Interest (Notes 3 and 4)                         268,988        241,532
                                                    ---------      ---------

                      Total operating expenses        460,474        459,573
                                                    ---------      ---------

LOSS FROM OPERATIONS                                 (453,758)      (454,212)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                        145,401        143,419

EQUITY IN INCOME  OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                     38,000         18,620
                                                    ---------      ---------

NET LOSS                                            $(270,357)     $(292,173)
                                                    =========      =========

NET LOSS PER LIMITED PARTNERSHIP INTEREST           $     (22)     $     (24)
                                                    =========      =========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

                                         General          Limited
                                         Partners         Partners          Total
                                         --------         --------          -----


PARTNERSHIP INTERESTS
     March 31, 1996                                          12,368
                                                        ===========

DEFICIENCY, January 1, 1996            $  (309,236)     $(5,539,764)     $(5,849,000)
     Net loss for the three months
     ended March 31, 1996                   (2,704)        (267,653)        (270,357)
                                       -----------      -----------      -----------

DEFICIENCY, March 31, 1996             $  (311,940)     $(5,807,417)     $(6,119,357)
                                       ===========      ===========      ===========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                                        1996              1995
                                                                        ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net  loss                                                  $  (270,357)     $  (292,173)
          Adjustments to reconcile net loss to net cash
             provided by operating activities:
                 Equity in income of limited partnerships
                    and amortization of acquisition costs                (38,000)         (18,620)
                 Increase in accrued interest payable                    252,781          241,532
                 Increase in accrued fees and
                    expenses due general partners                        112,864           92,226
                 Increase in accounts payable                            418,185          421,854
                                                                     -----------      -----------

                       Net cash provided by operating activities         475,473          444,819
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Distributions from limited partnerships
             recognized as a return of capital                              --             16,897
          Increase in advances to limited partnership                       --            (10,331)
          Decrease in short term investments                                --              8,233
                                                                     -----------      -----------

                      Net cash provided by investing activities             --             14,799
                                                                     -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                475,473          459,618

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                          595,330          624,935
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                            $ 1,070,803      $ 1,084,553
                                                                     ===========      ===========












   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (the "Partnership") annual report for the year ended December 31, 1995. National Partnership Investments Corp. ("NAPICO") is the corporate general partner for the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 1996 and the results of operations for the three and three months then ended and changes in cash flow for the three months then ended.

ORGANIZATION

The Partnership is a limited partnership which was formed under the laws of the State of California on May 15, 1984. On September 12, 1984, the Partnership offered 3,000 units consisting of 6,000 limited partnership interests and warrants to purchase a maximum of 6,000 additional limited partnership interests through a public offering .

The general partners of the Partnership are Housing Programs Corporation II, NAPICO, and Coast Housing Investment Associates ("CHIA"). LB I Group Inc. owns 100 percent of the stock of Housing Programs Corporation II. Casden Investment Corp. owns 100 percent of NAPICO's stock. CHIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, general partner and Charles H. Boxenbaum, limited partner. Mr. Boxenbaum is currently the chief executive officer of NAPICO. The business of the Partnership is conducted primarily by its general partners as the Partnership has no employees of its own.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership now holds limited partnership interests in 18 limited partnerships. As a result of the loss of the Montecito Hotel on July 18, 1995 through foreclosure proceedings, the number of limited partnership interests now held by the Partnership has been reduced from 19 to 18. The 18 lower-tier limited partnerships own residential rental projects consisting of a total of 2,686 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to 99 percent of the income and losses of the lower-tier limited partnerships.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

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

         The following is a summary of the Partnership's investment in lower-tier limited partnerships as of March 31, 1996:

                Balance, beginning of period                 $ 14,470,783
                Amortization of acquisition costs                  (9,000)
                Equity in income of limited partnerships           47,000
                                                             ------------

                Balance, end of period                       $ 14,508,783
                                                             ============


         The following are unaudited combined estimated statements of operations for the three months ended March 31, 1996 and 1995 for the limited partnerships in which the Partnership has investments:


                                         1996             1995
                                         ----             ----

            INCOME
               Rental and Other       $ 4,283,000      $ 4,204,000

            EXPENSES
               Depreciation               881,000          877,000
               Interest                   927,000          943,000
               Operating                2,823,000        2,790,000
                                      -----------      -----------

                   Total expenses       4,631,000        4,610,000
                                      -----------      -----------

            NET LOSS                  $  (348,000)     $  (406,000)
                                      ===========      ===========


         Included in cash and accounts payable and other liabilities is $419,723 received by the Partnership from certain limited partnerships that is payable on their behalf to various lenders.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 3 - NOTES PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interests in the lower-tier partnerships from partners who subsequently withdrew from the applicable lower-tier partnership. The Partnership is obligated for non-recourse notes payable in the aggregate outstanding principal amount as of March 31, 1996 of $10,169,743, bearing interest at 9.5 percent, to such sellers of the partnership interests. The notes have principal maturity dates ranging from October 1996 to December 1999 or upon the sale or refinancing of the underlying partnership properties. The notes are collateralized by the Partnership's investment in the applicable investee limited partnerships and are payable only out of cash distributions from the applicable investee partnerships, as defined in the notes. Unpaid and accrued interest is due at maturity of the notes.

         The Partnership is currently negotiating for the sale of Deep Lake Hermitage. There is a $1,500,000 note payable by the Partnership to a seller of interests in the lower tier partnership that owns the Deep Lake Hermitage property. That note, together with accrued interest thereon of $1,402,846, becomes due in December, 1996. Based on the current estimated value of the Deep Lake Hermitage property, it is anticipated that the sale will not generate sufficient funds to fully repay the note payable.

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNERS

         Under the terms of the Partnership's Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to 0.5 percent of the invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective limited partnerships.

         The Partnership also reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $7,462 for the three months ended March 31, 1996 and 1995, and is included in operating expenses.

         As of March 31, 1996, the fees and expenses due the general partners exceeded the Partnership's cash, and cash equivalents. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

         An affiliate of NAPICO is the general partner in 10 of the limited partnerships, and another affiliate receives property management fees of approximately 5 to 6% of revenues from five of these partnerships. For the three months ended March 31, 1996 and 1995, approximate by $58,900 and $58,600, respectively, was paid to the affiliate for property management fees.

         Pursuant to the Memorandum of Understanding entered into on August 11, 1995, the Partnership paid to the affiliated management company $16,207 in interest on May 1, 1996. The interest relates to funds advanced to the Partnership by the master disbursement account maintained by the management company. In addition, the Partnership on May 1, 1996 reimbursed Housing Programs Corporation II $15,000 for professional fees, which were estimated to have been paid on behalf of the Partnership in connection with issues raised in the

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNERS (CONTINUED)

         Memorandum of Understanding. These amounts are included in operating expenses for the three months ended March 31, 1996 and in accrued fees and expenses due general partners at March 31, 1996.

NOTE 5 - CONTINGENCIES

         NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                 MARCH 31, 1996

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

         The Montecito Local Partnership had been operating at a deficit, and the general partner of the Montecito Local Partnership was unsuccessful in its attempts to negotiate a mortgage modification with the lender to improve the situation. No mortgage payments were made since June 6, 1994 and the mortgage was in default. On July 18, 1995, the property was foreclosed upon by the lender. The Partnership's original investment in the Montecito Local Partnership represented approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in the Montecito Local Partnership at March 31, 1996 and December 31, 1995.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 MARCH 31, 1996

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1996, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

Housing Programs Corporation II, a general partner of the Partnership, and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated (collectively, the "Plaintiff Partnerships"), and NAPICO, and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995 and a Supplement to Memorandum of Understanding dated April 30 1996 (the "MOU"). In addition to establishing certain Partnership controls, the MOU resolves and settles various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by Housing Programs Corporation II, the Partnership, and others against, among others , NAPICO ("the Lawsuit"). All parties entered into the MOU without any admission of wrongdoing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

By virtue of the MOU, the parties thereto have agreed, among other things, to the following:

         1. An analysis was prepared of the books and records of the Partnership including an analysis of the books and records of the master disbursement account maintained by an affiliate of NAPICO. Based on the analysis, the Partnership paid NAPICO and its affiliates $16,207 in interest on May 1, 1996, related to funds advanced to the Partnership by the master disbursement account.

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

         3. On May 1, 1996, the Partnership reimbursed Housing Programs Corporation II $15,000 for professional fees, which were estimated to have been paid behalf of the Partnership in connection with issues raised in the MOU.

         4. The Partnership has engaged an independent Cash Manager, designated by Housing Programs Corporation II, and approved by NAPICO, to perform cash management services, including maintenance of the Partnership's bank accounts and reserves, payment of property management fees and other accounts payable, payments to affiliates of NAPICO, and payment of cash distributions, if any, to the Limited Partners. NAPICO has agreed to prepare detailed annual budgets to be approved by Housing Programs Corporation II and thereafter used by the Cash Manager as a guide and control over Partnership operations.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)

         5. Upon the uncured breach of certain provisions of the MOU, or upon a future breach of NAPICO's fiduciary duties, Housing Programs Corporation II may cause NAPICO to resign as a general partner of the Partnership and become a limited partner thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

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

                              HOUSING PROGRAMS LIMITED
                              (a California limited partnership)

                              By:  National Partnership Investments Corp.
                                   General Partner

                              Date:
                                   ---------------------------
                              By:
                                   ---------------------------
                                   Charles Boxenbaum
                                   Chairman of the Board

                              Date:
                                   ---------------------------
                              By:
                                   ---------------------------
                                   Shawn Horwitz
                                   Executive Vice President and
                                   Chief Financial Officer