Form 10-Q
period 1996-06-30
HOUSING PROGRAMS LTD
filed 1996-08-19
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                                 Yes  X     No
                                     ___       ___

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996




PART I.  FINANCIAL INFORMATION

              Item 1.  Financial Statements

                     Balance Sheets, June 30, 1996 and December 31, 1995    . . . . . 1

                     Statements of Operations,
                            Six and Three Months Ended June 30, 1996 and 1995   . . . 2

                     Statement of Partners' Equity (Deficiency),
                            Six Months Ended June 30, 1996    . . . . . . . . . . . . 3

                     Statements of Cash Flow,
                            Six Months Ended June 30, 1996 and 1995   . . . . . . . . 4

                     Notes to Financial Statements    . . . . . . . . . . . . . . . . 5

              Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operation   . . . . . . . . .  10


PART II.  OTHER INFORMATION

              Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .  11

              Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . .  12

              Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                            1996              1995
                                                         (Unaudited)        (Audited
                                                         ------------      ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                   $   14,475,719    $   14,470,783

CASH AND CASH EQUIVALENTS (Notes 1 and 2)                    786,881           595,330

SHORT TERM INVESTMENTS (Note 1)                              125,000           125,000
                                                         ------------      ------------

          TOTAL ASSETS                                $   15,387,600    $   15,191,113
                                                         ============      ============

                          LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3 and 6)                    $   10,169,743    $   10,169,743
     Accrued interest payable (Notes 3 and 6)             10,370,108         9,864,545
     Accrued fees and expenses due general
         partners (Note 4)                                 1,170,380           990,393
     Accounts payable and other liabilities (Note 2)         162,617            15,432
                                                         ------------      ------------

                                                          21,872,848        21,040,113
                                                         ------------      ------------

COMMITMENTS AND CONTINGENCIES
    (Notes 2, 4 and 6)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                       (315,598)         (309,236)
     Limited partners                                     (6,169,650)       (5,539,764)
                                                         ------------      ------------

                                                          (6,485,248)       (5,849,000)
                                                         ------------      ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                            $   15,387,600    $   15,191,113
                                                         ============      ============




The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995



                                                         Six months     Three months     Six months     Three months
                                                           ended           ended           ended           ended
                                                        June 30, 1996   June 30, 1996   June 30, 1995   June 30, 1995
                                                        -------------   -------------   -------------   -------------
INTEREST INCOME                                       $      19,563   $      12,847   $      26,616   $      21,255
                                                        ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)             263,326         131,663         284,448         142,224
     General and administrative (Note 4)                     25,964          10,946          39,846          22,276
     Legal and accounting (Note 4)                           66,152          21,348          90,272          32,024
     Interest (Note 3)                                      521,770         252,781         483,062         241,531
                                                        ------------    ------------    ------------    ------------

     Total operating expenses                               877,212         416,738         897,628         438,055
                                                        ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                       (857,649)       (403,891)       (871,012)       (416,800)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                              145,401            -            143,419

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                           76,000          38,000          37,240          18,620
                                                        ------------    ------------    ------------    ------------

NET LOSS                                              $    (636,248)  $    (365,891)  $    (690,353)  $    (398,180)
                                                        ============    ============    ============    ============
NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                         $         (51)  $         (30)  $         (56)  $         (32)
                                                        ============    ============    ============    ============





The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                       STATEMENTS OF PARTNERS' DEFICIENCY

                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)


                                                  General           Limited
                                                  Partners          Partners              Total
                                                ------------      ------------      ------------
PARTNERSHIP INTERESTS
   June 30, 1996                                                       12,368
                                                                  ============
DEFICIENCY, January 1, 1996                    $   (309,236)     $ (5,539,764)     $ (5,849,000)

   Net loss for the six months
   ended June 30, 1996                               (6,362)         (629,886)         (636,248)
                                                ------------      ------------      ------------

DEFICIENCY, June 30, 1996                      $   (315,598)     $ (6,169,650)     $ (6,485,248)
                                                ============      ============      ============





The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                                        1996                1995
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  loss                                                       $    (636,248)     $    (690,353)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Equity in income of limited partnerships
             and amortization of acquisition costs                      (76,000)           (37,240)
         Increase in accrued interest payable                           505,563            474,614
         Increase in accrued fees and
            expenses due general partners                               179,987            184,452
         Increase in accounts payable and other liabilities             147,185             22,886
                                                                    ------------       ------------

               Net cash provided by (used in)
                  operating activities                                  120,487            (45,641)
                                                                    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from limited partnerships
     recognized as a return of capital                                   71,064            174,593
  Increase in advances to limited partnership                            -                 (31,331)
  Decrease in short term investments                                     -                 408,409
                                                                    ------------       ------------

              Net cash provided by investing activities                  71,064            551,671
                                                                    ------------       ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                               191,551            506,030

CASH AND CASH EQUIVALENTS,beginning of period                           595,330            624,935
                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS,end of period                           $     786,881      $   1,130,965
                                                                    ============       ============





The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (the "Partnership") annual report for the year ended December 31, 1995. National Partnership Investments Corp. ("NAPICO") is a general partner for the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

         In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 1996 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                 JUNE 30, 1996

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership now holds indirect interests in 18 properties, as the sole limited partner in various limited partnerships. As a result of the loss of the Montecito Hotel on July 18, 1995 through foreclosure proceedings, the number of properties in which the Partnership has an interest, has been reduced from 19 to 18. The 18 lower-tier limited partnerships own residential rental projects consisting of a total of 2,686 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to 99 percent of the income and losses of the lower-tier limited partnerships.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


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

         The following is a summary of the Partnership's investment in lower-tier limited partnerships as of June 30, 1996:

              Balance, beginning of period                                                      $14,470,783
              Amortization of acquisition costs                                                     (18,000)
              Equity in income of limited partnerships                                               94,000
              Distribution recognized as return of capital                                          (71,064)
                                                                                                -----------

              Balance, end of period                                                            $14,475,719
                                                                                                ===========

         The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                       Six months           Three months            Six months          Three months
                                         ended                  ended                  ended                ended
                                     June 30, 1996          June 30, 1996          June 30, 1995        June 30, 1995
                                    ---------------        --------------          -------------        -------------
             INCOME
               Rental and Other        $8,566,000            $4,283,000            $ 8,408,000           $4,204,000

             EXPENSES
               Depreciation             1,762,000               881,000              1,754,000              877,000
               Interest                 1,854,000               927,000              1,886,000              943,000
               Operating                5,646,000             2,823,000              5,580,000            2,790,000
                                        ---------             ---------           ------------          -----------

                   Total expenses       9,262,000             4,631,000              9,220,000            4,610,000
                                        ---------             ---------           ------------          -----------

             NET LOSS                  $ (696,000)           $ (348,000)           $  (812,000)         $  (406,000)
                                      ===========           ===========            ===========          ===========

         Included in cash and accounts payable and other liabilities at June 30, 1996 is $157,898 received by the Partnership from certain limited partnerships that is payable on their behalf to various lenders.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 3 - NOTES PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interests in the lower-tier partnerships from partners who subsequently withdrew from the applicable lower-tier partnership. The Partnership is obligated for non-recourse notes payable in the aggregate outstanding principal amount as of June 30, 1996 of $10,169,743, bearing interest at 9.5 percent, to such sellers of the partnership interests. The notes have principal maturity dates ranging from October 1996 to December 1999 or upon the sale or refinancing of the underlying partnership properties. The notes are collateralized by the Partnership's investment in the applicable investee limited partnerships and are payable only out of cash distributions from the applicable investee partnerships, as defined in the notes. Unpaid and accrued interest is due at maturity of the notes.

         The Partnership is currently negotiating for the sale of Deep Lake Hermitage. There is a $1,500,000 note payable by the Partnership to a seller of interests in the lower-tier partnership that owns the Deep Lake Hermitage property. That note, together with accrued interest thereon of $1,402,846, becomes due in October, 1996. Based on the current estimated value of the Deep Lake Hermitage property, it is anticipated that the sale will not generate sufficient funds to fully repay the note payable.

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

         The Partnership also reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $9,948, and $14,923 for the six months ended June 30, 1996 and 1995, respectively, and is included in operating expenses.

         As of June 30, 1996, the fees and expenses due the general partners exceeded the Partnership's cash and cash equivalents and short term investments. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

         An affiliate of NAPICO is the general partner in 10 of the limited partnerships, and another affiliate receives property management fees of approximately 5 to 6% of revenues from five of these partnerships. For the six months ended June 30, 1996 and 1995, approximately $118,900 and $113,900, respectively, was paid to the NAPICO affiliate for property management fees.

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

                                 JUNE 30, 1996


NOTE 4 - ACCRUED FEES AND EXPENSES DUE TO GENERAL PARTNERS (CONTINUED)

         which were paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

NOTE 5 - CONTINGENCIES

         NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The income generated by the operations of the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


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

         The Montecito Local Partnership had been operating at a deficit, and the general partner of the Montecito Local Partnership was unsuccessful in its attempts to negotiate a mortgage modification with the lender. No mortgage payments were made since June 6, 1994 and the mortgage was in default. On July 18, 1995, the property was foreclosed upon by the lender. The Partnership's original investment in the Montecito Local Partnership represented approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in the Montecito Local Partnership at June 30, 1996 and December 31, 1995.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of June 30, 1996, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

Housing Programs Corporation II, a general partner of the Partnership, and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated (collectively, the "Plaintiff Partnerships"), and NAPICO, and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995 and a Supplement to Memorandum of Understanding dated April 30 1996 (the "MOU"). In addition to establishing certain Partnership controls, the MOU resolved and settled various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by Housing Programs Corporation II, the Partnership, and others against, among others , NAPICO ("the Lawsuit"). All parties entered into the MOU without any admission of wrongdoing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

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

      3. On May 1, 1996, the Partnership reimbursed Housing Programs Corporation II $15,000 for professional fees, which were paid on behalf of the Partnership in connection with issues raised in the MOU.

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

                                 JUNE 30, 1996


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS (CONTINUED)

      5. Upon the uncured breach of certain provisions of the MOU, or upon a future breach of NAPICO's fiduciary duties, Housing Programs Corporation II may cause NAPICO to resign as a general partner of the Partnership and become a limited partner thereof.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


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


                     HOUSING PROGRAMS LIMITED
                     (a California limited partnership)



                     By:     National Partnership Investments Corp.
                             General Partner


                     Date:
                           -------------------------------------------------




                     By:
                           -------------------------------------------------
                             Bruce Nelson
                             President



                     Date:
                           -------------------------------------------------



                     By:
                           -------------------------------------------------
                             Shawn Horwitz
                             Executive Vice President and
                             Chief Financial Officer