Form 10-Q
period 1996-09-30
HOUSING PROGRAMS LTD
filed 1996-11-14
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                         Commission File Number 2-92352

                            HOUSING PROGRAMS LIMITED
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-3906167

                         9090 WILSHIRE BLVD., SUITE 201
                          BEVERLY HILLS, CALIF.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ----      -----

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996




PART I.  FINANCIAL INFORMATION

              Item 1.  Financial Statements

                     Balance Sheets, September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . 1

                     Statements of Operations,
                            Nine and Three Months Ended September 30, 1996 and 1995   . . . . . . . . . . . 2

                     Statement of Partners' Equity (Deficiency),
                            Nine Months Ended September 30, 1996    . . . . . . . . . . . . . . . . . . . . 3

                     Statements of Cash Flow,
                            Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . 4

                     Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

              Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operation   . . . . . . . . . . . . . . . . . . . .  10


PART II.  OTHER INFORMATION

              Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

              Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . .  12

              Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                 1996               1995
                                                             (Unaudited)         (Audited)
                                                            --------------     --------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                         $   14,412,643     $   14,470,783

CASH AND CASH EQUIVALENTS (Notes 1 and 2)                          590,558            595,330

SHORT TERM INVESTMENTS (Note 1)                                    125,000            125,000

                                                            --------------     --------------

          TOTAL ASSETS                                      $   15,128,201     $   15,191,113
                                                            ==============     ==============


                         LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3 and 6)                          $   10,169,743     $   10,169,743
     Accrued interest payable (Notes 3 and 6)                   10,558,775          9,864,545
     Accrued fees and expenses due general
         partners (Note 4)                                       1,235,379            990,393
     Accounts payable and other liabilities (Note 2)                 4,480             15,432
                                                            --------------     --------------

                                                                21,968,377         21,040,113
                                                            --------------     --------------

COMMITMENTS AND CONTINGENCIES
    (Notes 2, 4 and 6)

PARTNERS' DEFICIENCY:
     General partners                                             (319,148)          (309,236)
     Limited partners                                           (6,521,028)        (5,539,764)
                                                            --------------     --------------

                                                                (6,840,176)        (5,849,000)
                                                            --------------     --------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                  $   15,128,201     $   15,191,113
                                                            ==============     ==============


The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                                    Nine months      Three months       Nine months      Three months
                                                       ended             ended             ended             ended
                                                  Sept. 30, 1996    Sept. 30, 1996    Sept. 30, 1995    Sept. 30, 1995
                                                  ---------------   ---------------   ---------------   ---------------
INTEREST INCOME                                   $        29,565   $        10,002   $        36,910   $        10,295
                                                  ---------------   ---------------   ---------------   ---------------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)           394,988           131,663           426,672           142,224
     General and administrative (Note 4)                   37,544            13,779            62,943            23,099
     Legal and accounting (Note 4)                         92,305            23,953           101,057            10,785
     Interest (Note 3)                                    774,551           252,781           724,593           241,531
                                                  ---------------   ---------------   ---------------   ---------------

   Total operating expenses                             1,299,388           422,176         1,315,265           417,639
                                                  ---------------   ---------------   ---------------   ---------------

LOSS FROM OPERATIONS                                   (1,269,823)         (412,174)       (1,278,355)         (407,344)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                            164,647            19,246           156,470            13,051

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                        114,000            38,000            55,860            18,620
                                                  ---------------   ---------------   ---------------   ---------------

NET LOSS                                          $      (991,176)  $      (354,928)  $    (1,066,025)  $      (375,673)
                                                  ===============   ===============   ===============   ===============

NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                     $           (80)  $           (29)  $           (86)  $           (30)
                                                  ===============   ===============   ===============   ===============


The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)


                                          General          Limited
                                          Partners         Partners             Total
                                        ------------     ------------     ------------
PARTNERSHIP INTERESTS
   September 30, 1996                                         12,368
                                                         ============

DEFICIENCY, January 1, 1996             $  (309,236)     $ (5,539,764)    $ (5,849,000)

   Net loss for the nine months
   ended September 30, 1996                  (9,912)         (981,264)        (991,176)
                                        ------------     ------------     ------------

DEFICIENCY, September 30, 1996          $   (319,148)    $ (6,521,028)    $ (6,840,176)
                                        ============     ============     ============


The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                    1996                 1995
                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $    (991,176)     $  (1,066,025)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Equity in income of limited partnerships
             and amortization of acquisition costs                   (114,000)           (55,860)
         Increase in accrued interest payable                         694,230            660,479
         Increase (decrease) in accrued fees and
            expenses due general partners                             244,986           (173,322)
         Increase (decrease) in accounts payable
            and other liabilities                                     (10,952)             4,810
                                                                -------------      -------------

               Net cash used in operating activities                 (176,912)          (629,918)
                                                                -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from limited partnerships
     recognized as a return of capital                                172,140            245,171
  Increase in advances to limited partnership                           -                (31,331)
  Decrease in short term investments                                    -                408,409
                                                                -------------      -------------

              Net cash provided by investing activities               172,140            622,249
                                                                -------------      -------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                              (4,772)            (7,669)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        595,330            624,935
                                                                -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     590,558      $     617,266
                                                                =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest                      $      64,114      $      64,114
                                                                =============      =============

The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

         In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 1996 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1996

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership now holds indirect interests in 18 properties, as the sole limited partner in various limited partnerships. As a result of the loss of the Montecito Hotel on July 18, 1995 through foreclosure proceedings, the number of properties in which the Partnership has an indirect interest has been reduced from 19 to 18. The 18 lower-tier limited partnerships own residential rental projects consisting of a total of 2,686 apartment units. The mortgage loans encumbering these projects are insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to 99 percent of the income and losses of the lower-tier limited partnerships.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


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

         The following is a summary of the Partnership's investment in lower-tier limited partnerships as of September 30, 1996:

              Balance, beginning of period                                                      $14,470,783
              Amortization of acquisition costs                                                     (27,000)
              Equity in income of limited partnerships                                              141,000

              Distribution recognized as return of capital                                         (172,140)
                                                                                                -----------

              Balance, end of period                                                            $14,412,643
                                                                                                ===========

      The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                               Nine months           Three months            Nine months         Three months
                                  ended                  ended                  ended                ended
                              Sept. 30, 1996         Sept. 30, 1996        Sept. 30, 1995       Sept. 30, 1995
                             ----------------       ---------------        --------------       --------------
      INCOME
         Rental and Other     $12,849,000              $4,283,000            $12,612,000           $4,204,000

      EXPENSES
         Depreciation           2,643,000                 881,000              2,631,000              877,000
         Interest               2,781,000                 927,000              2,829,000              943,000
         Operating              8,469,000               2,823,000              8,370,000            2,790,000
                             ------------             -----------          -------------          -----------

             Total expenses    13,893,000               4,631,000             13,830,000            4,610,000
                              -----------             -----------           ------------          -----------

      NET LOSS                $(1,044,000)             $ (348,000)           $(1,218,000)         $  (406,000)
                              ============             ===========           ===========          ===========

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 3 - NOTES PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interests in the lower-tier partnerships from partners who subsequently withdrew from the applicable lower-tier partnership. The Partnership is obligated for non-recourse notes payable in the aggregate outstanding principal amount as of September 30, 1996 of $10,169,743, bearing interest at 9.5 to 12.5 percent, to such sellers of the partnership interests. The notes have principal maturity dates ranging from October 1996 to December 1999 or upon the sale or refinancing of the underlying partnership properties. The notes are collateralized by the Partnership's 99 percent limited partnership interest in the applicable lower-tier limited partnerships and are payable only out of cash distributions from the applicable lower-tier partnerships, as defined in the notes. Unpaid and accrued interest of approximately $10,559,000 is due at maturity of the notes.

         The general partner of the lower-tier partnership that owns the Deep Lake Hermitage Apartments is currently negotiating for the sale of Deep Lake Hermitage. There is a $1,500,000 note payable by the Partnership to a seller of interests in the lower-tier partnership that owns the Deep Lake Hermitage property. The note, together with accrued interest thereon of $1,588,471, matured in October, 1996 and approximately $3,088,471 is currently due and payable. Based on the current estimated value of the Deep Lake Hermitage property, the sale will not generate sufficient funds to fully repay the note payable. The Partnership is currently engaged in discussions with the noteholders to accept a reduced payment in full satisfaction of all obligations in order to enable a sale of the project; however, there can be no assurance that a final agreement will be reached with the noteholders or that a sale of the property will be consummated, or that any such sale would result in any distribution to the Partnership. Because the note and interest payable are non-recourse liabilities, a gain from debt forgiveness is expected to be realized by the Partnership upon sale of the property.

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS

         Under the terms of the Partnership's Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to 0.5 percent of the invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective limited partnerships. For the nine months ended September 30, 1996, the expense to NAPICO was $394,988, of which $150,000 was paid.

         The Partnership also reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $9,948, and $22,384 for the nine months ended September 30, 1996 and 1995, respectively, and is included in operating expenses.

         As of September 30, 1996, the fees and expenses due the general partners exceeded the Partnership's cash and cash equivalents and short term investments. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS (CONTINUED)

         An affiliate of NAPICO is the general partner in 10 of the limited partnerships, and another affiliate receives property management fees of approximately 5 to 6 percent of revenues from five of these partnerships. For the nine months ended September 30, 1996 and 1995, approximately $179,400 and $176,506, respectively, was paid to the NAPICO affiliate for property management fees.

         Pursuant to a Memorandum of Understanding entered into on August 11, 1995, the Partnership paid $16,207 on May 1, 1996 to an affiliate of NAPICO, that serves as the management company for properties owned by the Partnership. Such amount represents interest on funds advanced to the Partnership by the master disbursement account maintained by the management company. In addition, the Partnership on May 1, 1996 reimbursed Housing Programs Corporation II $15,000 for professional fees, which were estimated to have been paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

NOTE 5 - CONTINGENCIES

         NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's limited partnership interest in the applicable lower-tier limited partnerships and are payable only out of cash distributions from the applicable lower-tier partnerships. The income generated by the operations of the applicable lower-tier limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


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

         RESULTS OF OPERATIONS

         Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds. The Partnership may also receive distributions from the lower-tier limited partnerships in which it has invested.

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

         The Montecito lower-tier limited partnership had been operating at a deficit, and the general partner of the Montecito Local Partnership was unsuccessful in its attempts to negotiate a mortgage modification with the lender. No mortgage payments were made since June 6, 1994 and the mortgage was in default. On July 18, 1995, the property was foreclosed upon by the lender. The Partnership's original investment in the Montecito Local Partnership represented approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in the Montecito Local Partnership at September 30, 1996 and December 31, 1995.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1996, NAPICO was a plaintiff or defendant in several
lawsuits.   None of these suits are related to the Partnership.  In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


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



                              HOUSING PROGRAMS LIMITED
                              (a California limited partnership)



                              By:   National Partnership Investments Corp.
                                    General Partner


                              Date:
                                    ------------------------------------------




                              By:
                                    ------------------------------------------
                                    Bruce Nelson
                                    President



                              Date:
                                    ------------------------------------------



                              By:
                                    ------------------------------------------
                                    Shawn Horwitz
                                    Executive Vice President and
                                    Chief Financial Officer