Form 10-K/A
period 1995-12-31
HOUSING PROGRAMS LTD
filed 1997-01-23
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                                AMENDMENT NO. 1


        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth in the following pages attached hereto:

        Item 1.         Reports of other Independent Public Accountants

                          Pages 11 to 63

        Item 3.         Note 2 - Investments in Limited Partnerships

                        Financial Statements of (Evergreen Apartments limited partnership) Oshtemo Limited Dividend Housing Association (a Michigan limited partnership).

                          Pages 24 to 42

        Item 4.         Item 3 (above) continues - Impairment of Long-Lived
                        Assets

                        Page 69

        Item 5.         Fees and Expenses Due General Partners, Page 22

                        Page 73


                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Housing Programs Limited
                                     -----------------------------------------
                                                    Registrant



                                                    Bob Schafer
                                     -----------------------------------------
                                      Vice President and Corporate Controller

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

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
               IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 1995

                                                          Units Authorized
                                                             For Rental
                                      No. of              Assistance Under              Units           Percentage of
Name & Location                        Units                  Section 8               Occupied           Total Units
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
  Decatur, IL

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
               IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 1995

                                                          Units Authorized
                                                             For Rental
                                      No. of              Assistance Under              Units           Percentage of
Name & Location                        Units                  Section 8               Occupied           Total Units
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

DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                                     [LOGO]
                                  [LETTERHEAD]
                      ALTSCHULER, MELVION AND GLASSER LLP


            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Bannock Arms Second Limited Partnership


We have audited the accompanying balance sheet of BANNOCK ARMS SECOND LIMITED PARTNERSHIP, FHA Project Number 124-35019-PM, (the "Partnership") as of December 31, 1995, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report dated February 9, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Bannock Arms Second Limited Partnership as of December 31, 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996 on our consideration of the Partnership's internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional financial data shown on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

         /s/ ALTSCHULER, MELVION AND GLASSER LLP

Los Angeles, California
February 15, 1996

                                  [LETTERHEAD]
                           REZNICK FEDDER & SILVERMAN


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Berkeley Gardens Limited Partnership

         We have audited the accompanying balance sheet of Berkeley Gardens Limited Partnership as of December 31, 1995, and the related statements of profit and loss (on HUD) Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides at reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Gardens Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards, we have also issued reports dated January 19, 1996 on our consideration of Berkeley Gardens Limited Partnership internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

                         /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                Federal Employer
January 19, 1996                  Identification Number:
                                  52-1088612

Audit Principal: Craig Birmingham

                                  [LETTERHEAD]
                            LANDSMAN FRANK AND BLOCH


                          Independent Auditors' Report

Partners
Cape La Croix Apts., Ltd,
(A Missouri Limited Partnership)
FHA Project Number 085-44015-LDP
Indianapolis, Indiana

         We have audited the accompanying balance sheets of Cape La Croix Apts., Ltd. (A Missouri Limited Partnership), FHA Project Number 08544015-LDP, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cape La Croix
Apts., Ltd. (A Missouri Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Partners
Cape La Croix Apts., Ltd.
(A Missouri Limited Partnership)
Page Two


         In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996 on our consideration of the Partnership's internal control structure and reports dated January 19, 1996 on its compliance with laws and regulations.

         Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 13 through 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                  LANDSMAN, FRANK AND BLOCH
                                  An Accountancy Corporation


                                  /s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California         Federal Employer Identification
January 19, 1996                  Number 95-2783759


Audit Principal:
  Alan H. Salz, C.P.A.

                     [LANDSMAN FRANK AND BLOCH LETTERHEAD]


                          Independent Auditors' Report

Partners
Cloverdale Heights Apts., Ltd.
(An Indiana Limited Partnership)
FHA Project Number 073-44131-LDP
Indianapolis, Indiana

         We have audited the accompanying balance sheets of Cloverdale Heights Apts., Ltd. (An Indiana Limited Partnership), FHA Project Number 073-44131-LDP, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverdale Heights Apts., Ltd. (An Indiana Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Partners
Cloverdale Heights Apts., Ltd.
(An Indiana Limited Partnership)
Page Two


         In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996 on our consideration of the Partnership's internal control structure and reports dated January 19, 1996 on its compliance with laws and regulations.

         Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 13 through 21) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                           LANDSMAN, FRANK AND BLOCH
                                           An Accountancy Corporation

                                           /s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California                  Federal Employer Identification
January 19, 1996                           Number 95-2783759

Audit Principal:
  Alan H. Salz, C.P.A.

                     [LANDSMAN FRANK AND BLOCH LETTERHEAD]


                          Independent Auditors' Report

Partners
Cloverleaf Apts., Ltd.
(An Indiana Limited Partnership)
FHA Project Number 073-35092-PM
Indianapolis, Indiana

         We have audited the accompanying balance sheets of Cloverleaf Apts., Ltd. (An Indiana Limited Partnership), FHA Project Number 073-35092-PM, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended, These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverleaf Apts., Ltd. (An Indiana Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Partners
Cloverleaf Apts., Ltd.
(An Indiana Limited Partnership)
Page Two


         In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996 on our consideration of the Partnership's internal control structure and reports dated January 19, 1996 on its compliance with laws and regulations.

         our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 12 through 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                           LANDSMAN, FRANK AND BLOCH
                                           An Accountancy Corporation

                                           /s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California                  Federal Employer Identification
January 19, 1996                           Number 95-2783759

Audit Principal:
  Alan H. Salz, C.P.A.

                                     [LOGO]
                [ALTSCHULER, MELVION AND GLASSER LLP LETTERHEAD]


            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Deep Lake Shores Associates

We have audited the accompanying balance sheet of DEEP LAKE SHORES ASSOCIATES (an Illinois limited partnership), FHA Project Number 071-35320-PM-L8, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report dated February 14, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Deep Lake Shores Associates at December 31, 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996 on our consideration of the Partnership's internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data shown on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

         /s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 15, 1996

[COOPERS & LYBRAND L.L.P. LETTERHEAD]


Report of Independent Accountants

To the Partners of
Oshtemo Limited Dividend
Housing Association:

We have audited the accompanying balance sheet of Oshtemo Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 544, as of December 31, 1995 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oshtemo Limited Dividend Housing Association, as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1996 on our consideration of Oshtemo Limited Dividend Housing Association's internal control structure and a report dated January 25, 1996 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Oshtemo Limited Dividend Housing Association. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

We have previously audited and expressed an unqualified opinion on the financial statements of Oshtemo Limited Dividend Housing Association for the years 1990 through 1994. In our opinion, the supplemental data included on page 15, relating to the years 1990 through 1995, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived. The data on page 15 for the years 1983 through 1989 was not audited by us and, accordingly, we do not express an opinion on such data.
That data was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/  COOPERS & LYBRAND L.L.P.

Detroit, Michigan
January 25, 1996

OSHTEMO LIMITED DIVIDEND HOUSING ASSOCIATION
MSHDA Development No. 544
(a Michigan limited partnership)
BALANCE SHEET
December 31, 1995

                                    ASSETS
Cash:
  Operating cash                                $   530,346
  Operating reserve cash                          2,354,344
                                                -----------
                                                                $ 2,884,690
Accounts receivable:
  Residents                                           5,888
  MSHDA rent subsidy                                 19,126
                                                -----------
                                                                     25,014
Prepaid expenses                                                      1,984
Escrows:
  Development cost escrow principal                 495,570
  Development cost escrow interest                1,423,154
  Replacement reserve                             2,213,390
  Real estate taxes                                 104,370
  Insurance                                          22,681
                                                -----------
                                                                  4,259,165
Other assets:
  Investments in rental properties, at cost:
    Land                                            617,369
    Buildings                                    14,049,790
    Furniture and fixtures                          653,744
    Maintenance equipment                           102,500
    Vehicles                                        103,275
                                                -----------

                                                 15,526,678
      Less accumulated depreciation              (5,577,747)
                                                -----------
                                                                  9,948,931
                                                                -----------

                                                                $17,119,784
                                                                ===========
                                  LIABILITIES

Accounts payable, trade                                         $    26,679
Accrued liabilities:
  Property taxes                                $   128,482
  Interest                                           53,985
  Management fees                                     8,003
  Payroll                                             4,399
                                                -----------
                                                                    194,869
Unearned rental income                                                2,203
Tenants' security deposits                           60,065
  Less cash held for security deposits              (60,065)
                                                -----------
                                                                       --
Mortgage payable                                                  8,779,230
                                                                -----------

                                                                  9,002,981
                                PARTNERS' EQUITY

Partners' equity                                                  8,116,803
                                                                -----------

                                                                $17,119,784
                                                                ===========

The accompanying notes are an integral part of the financial statements.

                U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                          STATEMENT OF PROFIT AND LOSS

----------------------------------------------------------------------------------------------------------------------------------
For the year January 1,                                          Development                     Development Name:
to December 31, 1995                                             Number: 544                     Oshtemo Limited Dividend Housing
HUD-92410 (7/91) Substitute                                                                      Association (a Michigan limited
                                                                                                 partnership)

----------------------------------------------------------------------------------------------------------------------------------
Part I                        Description of Account                                Acct. No.
----------------------------------------------------------------------------------------------------------------------------------
5000 - REVENUE ACCOUNTS
----------------------------------------------------------------------------------------------------------------------------------

RENTAL INCOME - 5100
    Apartments or Members Carrying Charges (Co-ops)   . . . . . . . . . . . . . . .   5120               $  721,173
    Tenant Assistance Payments  . . . . . . . . . . . . . . . . . . . . . . . . . .   5121                1,591,295
    Furniture and Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . .   5130
    Stores and Commercial   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5140
    Garage and Parking Spaces   . . . . . . . . . . . . . . . . . . . . . . . . . .   5170
    Flexible Subsidy Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5180
    Miscellaneous (specify)   . . . . . . . . . . . . . . . . . . . . . . . . . . .   5190
    --------------
    Total Rent Revenue (Potential at 100% Occupancy)                                                                   $ 2,312,468
----------------------------------------------------------------------------------------------------------------------------------

VACANCIES - 5200
    Apartments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5220                 (21,974)
    Furniture and Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . .   5230
    Stores and Commercial   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5240
    Garage and Parking Spaces   . . . . . . . . . . . . . . . . . . . . . . . . . .   5270
    Miscellaneous   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5290
                                                                                                     --------------
    Total Vacancies                                                                                                        (21,974)
----------------------------------------------------------------------------------------------------------------------------------
Net Rental Revenue (Rent Revenue Less Vacancies)                                                                         2,290,494
----------------------------------------------------------------------------------------------------------------------------------

ELDERLY AND CONGREGATE SERVICES INCOME - 5300

Total Service Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                          -
----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL REVENUE - 5400
    Interest Income - Project Operations  . . . . . . . . . . . . . . . . . . . . .   5410                   18,411
    Income from Investments - Residual Receipts   . . . . . . . . . . . . . . . . .   5430                  248,123
    Income from Investments - Reserve for Replacement   . . . . . . . . . . . . . .   5440                  126,640
    Income from Investments - Miscellaneous   . . . . . . . . . . . . . . . . . . .   5490                    4,616
                                                                                                     --------------
    Total Financial Revenue                                                                                                397,790
----------------------------------------------------------------------------------------------------------------------------------

OTHER REVENUE - 5900
    Laundry and Vending   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5910                    2,698
    NSF and Late Charges  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5920                      342
    Damages and Cleaning Fees .. ...  . . . . . . . . . . . . . . . . . . . . . . .   5930                    4,805
    Forfeited Tenant Security Deposits  . . . . . . . . . . . . . . . . . . . . . .   5940
    Other Revenue (Miscellaneous)   . . . . . . . . . . . . . . . . . . . . . . . .   5990                    4,266
                                                                                                     --------------
    Total Other Revenue                                                                                                     12,111

----------------------------------------------------------------------------------------------------------------------------------
    TOTAL REVENUE                                                                                                      $ 2,700,395
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                    STATEMENT OF PROFIT AND LOSS - CONTINUED

----------------------------------------------------------------------------------------------------------------------------------
For the year January 1,                                           Development                    Development Name:
to December 31, 1995                                              Number: 544                    Oshtemo Limited Dividend Housing
HUD-92410 (7/91) Substitute                                                                      Association (a Michigan limited
                                                                                                 partnership)
----------------------------------------------------------------------------------------------------------------------------------
Part I                                  Description of Account                                     Acct No.
----------------------------------------------------------------------------------------------------------------------------------
6000 - PROJECT EXPENSE ACCOUNTS
----------------------------------------------------------------------------------------------------------------------------------

ADMINISTRATIVE EXPENSES - 6200/6300
    Advertising   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6210              $     3,743
    Other Administrative Expense  . . . . . . . . . . . . . . . . . . . . . . . . .   6250                   11,127
    Office Salaries   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6310                   39,944
    Office Supplies   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6311                   13,871
    Office or Model Apartment Rent  . . . . . . . . . . . . . . . . . . . . . . . .   6312
    Management Fee  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6320                  112,530
    Manager or Superintendent Salaries  . . . . . . . . . . . . . . . . . . . . . .   6330                   46,365
    Manager or Superintendent Rent Free Unit  . . . . . . . . . . . . . . . . . . .   6331                      251
    Legal Expenses (Project)  . . . . . . . . . . . . . . . . . . . . . . . . . . .   6340                    1,288
    Auditing Expenses (Project)   . . . . . . . . . . . . . . . . . . . . . . . . .   6350                    7,800
    Bookkeeping Fees/Accounting Services  . . . . . . . . . . . . . . . . . . . . .   6351
    Telephone and Answering Service   . . . . . . . . . . . . . . . . . . . . . . .   6360                   13,280
    Bad Debts   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6370                    1,042
    Miscellaneous Administrative Expenses (specify) .   . . . . . . . . . . . . . .   6390                   11,216
                                                                                                     --------------
    Total Administrative Expenses                                                                                         $262,457

----------------------------------------------------------------------------------------------------------------------------------

UTILITIES EXPENSE - 6400
    Fuel Oil/Coal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6420
    Electricity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6450                   43,963
    Water   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6451                   42,491
    Gas   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6452                   43,165
    Sewer   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6453

Total Utilities Expense                                                                                                    129,619
----------------------------------------------------------------------------------------------------------------------------------

OPERATING AND MAINTENANCE EXPENSES - 6500
    Janitor and Cleaning Payroll  . . . . . . . . . . . . . . . . . . . . . . . . .   6510                   13,549
    Janitor and Cleaning Supplies   . . . . . . . . . . . . . . . . . . . . . . . .   6515                   19,081
    Janitor and Cleaning Contract   . . . . . . . . . . . . . . . . . . . . . . . .   6517                    3,146
    Exterminating Payroll/Contract  . . . . . . . . . . . . . . . . . . . . . . . .   6519
    Exterminating Supplies  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6520                    3,537
    Garbage and Trash Removal   . . . . . . . . . . . . . . . . . . . . . . . . . .   6525                   16,239
    Security Payroll/Contract   . . . . . . . . . . . . . . . . . . . . . . . . . .   6530                    2,554
    Grounds Payroll   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6535                   44,143
    Grounds Supplies  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6536                   10,986
    Grounds Contract  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6537                    8,128
    Repairs Payroll   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6540                   89,814
    Repairs Material  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6541                   47,790
    Repairs Contract  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6542                   34,511
    Elevator Maintenance/Contract   . . . . . . . . . . . . . . . . . . . . . . . .   6545                    7,480
    Heating/Cooling Repairs and Maintenance   . . . . . . . . . . . . . . . . . . .   6546                   17,511
    Swimming Pool Maintenance/Contract  . . . . . . . . . . . . . . . . . . . . . .   6547                    4,342
    Snow Removal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6548                    3,471
    Decorating Payroll/Contract   . . . . . . . . . . . . . . . . . . . . . . . . .   6560                   20,405
    Decorating Supplies   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6561                    7,979
    Vehicle & Maint. Equip. Operation and Repairs   . . . . . . . . . . . . . . . .   6570                   18,017
    Miscellaneous Operating & Maintenance Expenses  . . . . . . . . . . . . . . . .   6590                    4,432
                                                                                                     --------------
    Total Operating & Maintenance Expenses                                                                                 377,115
----------------------------------------------------------------------------------------------------------------------------------

Total Expenses (Carry forward to Page 6)                                                                                 $ 769,191
----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the Financial statements.

               U. S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                    STATEMENT OF PROFIT AND LOSS - CONTINUED

----------------------------------------------------------------------------------------------------------------------------------
For the year January 1,                                   Development              Development Name:
to December 31, 1995                                      Number: 544              Oshtemo Limited Dividend Housing Association
HUD-92410 (7/91) Substitute                                                        (a Michigan limited partnership)
----------------------------------------------------------------------------------------------------------------------------------
Part I                        Description of Account                                Acct No.
----------------------------------------------------------------------------------------------------------------------------------
6800 - EXPENSE ACCOUNTS (Continued)                                                Balance Carried Forward from Page 5   $ 769,191
----------------------------------------------------------------------------------------------------------------------------------

TAXES AND INSURANCE - 6700
    Real Estate   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6710               $  128,382

    Payroll Taxes (FICA)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6711                   29,014
    Miscellaneous Taxes, Licenses and Permits   . . . . . . . . . . . . . . . . . .   6719
    Property and Liability Insurance (Hazard)   . . . . . . . . . . . . . . . . . .   6720                   24,172
    Fidelity Bond Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6721
    Workmen's Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6722                   17,339
    Health Insurance & Other Employee Benefits  . . . . . . . . . . . . . . . . . .   6723                   37,273
    Other Insurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6729                    1,592
                                                                                                         ----------
    Total Taxes and Insurance                                                                                              237,772
----------------------------------------------------------------------------------------------------------------------------------

FINANCE EXPENSES - 6800
    Memo on Bonds Payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6810
    Interest on Mortgage Payable  . . . . . . . . . . . . . . . . . . . . . . . . .   6820                  652,361
    Interest on Notes Payable (Long-Term)   . . . . . . . . . . . . . . . . . . . .   6830
    Interest on Notes Payable (Short-Term)  . . . . . . . . . . . . . . . . . . . .   6840
    Mortgage Insurance Premium/Service Charge   . . . . . . . . . . . . . . . . . .   6850
    Miscellaneous Financial Expenses  . . . . . . . . . . . . . . . . . . . . . . .   6890
                                                                                                      -------------
    Total Financial Expenses                                                                                               652,361
----------------------------------------------------------------------------------------------------------------------------------

ELDERLY AND CONGREGATE SERVICE EXPENSES - 6900                                        6900

                                                                                                      -------------
    Total Service Expenses (Schedule Attached)  . . . . . . . . . . . . . . . . . . . . .                                      --
----------------------------------------------------------------------------------------------------------------------------------

    Total Cost of Operations before Depreciation                                                                         1,659,324
----------------------------------------------------------------------------------------------------------------------------------

    Profit (Loss) before Depreciation                                                                                    1,041,071
----------------------------------------------------------------------------------------------------------------------------------

    Depreciation (Total) - 6600, rental properties, primarily buildings              6600                                  532,792
----------------------------------------------------------------------------------------------------------------------------------

    Operating Profit or (Loss)                                                                                             508,279
----------------------------------------------------------------------------------------------------------------------------------

CORPORATE OR MORTGAGOR ENTITY EXPENSES - 7100

    Officer Salaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7110
    Legal Expenses (Entity)   . . . . . . . . . . . . . . . . . . . . . . . . . . .   7120
    Taxes (Federal-State-Entity)  . . . . . . . . . . . . . . . . . . . . . . .    7130-32
    Other Expenses (specify)  . . . . . . . . . . . . . . . . . . . . . . . . . . .   7190
                                                                                                      -------------
    Total Corporate Expenses                                                                                                  --

----------------------------------------------------------------------------------------------------------------------------------

    Net Profit or (Loss)                                                                                                $  508,279
----------------------------------------------------------------------------------------------------------------------------------

Miscellaneous or other Income and Expense Sub-Account Groups. If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6729, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.

No separate schedules are applicable.

The accompanying notes are an integral part of the financial statements.

                U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT
                    STATEMENT OF PROFIT AND LOSS - CONTINUED

----------------------------------------------------------------------------------------------------------------------------------
For the year January 1,                                           Development                    Development Name:
to December 31, 1995                                              Number: 544                    Oshtemo Limited Dividend Housing
HUD-92410 (7/91) Substitute                                                                      Association (a Michigan limited
                                                                                                 partnership)
----------------------------------------------------------------------------------------------------------------------------------
Part II
----------------------------------------------------------------------------------------------------------------------------------

1.  Total principal payments required under the mortgage, even if payments under a Workout Agreement are less or more than those required under the mortgage.
                                                                                                                         $ 132,545
----------------------------------------------------------------------------------------------------------------------------------

2.  Replacement Reserve deposits required by Regulatory Agreement or Amendments thereto, even if payments may be temporarily suspended or waived.
                                                                                                                         $  72,108
----------------------------------------------------------------------------------------------------------------------------------

3.  Replacement or Painting Reserve releases which are included as expense items on the Profit and Loss Statement.       $    --
----------------------------------------------------------------------------------------------------------------------------------

4.  Project Improvement Reserve Releases under the Flexible Subsidy Program that are included as
    expense items on this Profit and Loss Statement.                                                                     $    --
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

OSHTEMO LIMITED DIVIDEND HOUSING ASSOCIATION
MSHDA DEVELOPMENT NO. 544
(a Michigan limited partnership)
STATEMENT OF PARTNERS' EQUITY
for the year ended December 31, 1995


                                                                   GENERAL     LIMITED PARTNER
                                                                   PARTNER     SHEARSON/LEHMAN
                                                                    ASSET       COAST SAVINGS
                                                                 MANAGEMENT    HOUSING PARTNERS
                                                TOTAL               GROUP          LIMITED
                                             -----------          --------       -----------
Profit and loss allocation percentages               100%                1%              99%
                                             ===========          =========      ===========

Balances, beginning of year                  $ 7,687,011          $ 24,114      $ 7,662,897

Net profit for the year                          508,279             5,083          503,196

Cash distributions to partners                   (78,487)              785          (77,702)

Balances, end of year                        $ 8,116,803          $ 28,412      $ 8,088,391
                                             -----------          --------      -----------

The accompanying notes are an integral part of the financial statements.

Oshtemo Limited Dividend Housing Association
MSHDA Development No, 544
(a Michigan limited partnership)
Statement of Cash Flows
for the year ended December 31, 1995

    Cash flows from operating activities:
      Rental receipts                              $ 2,279,231
      Interest receipts                                397,790
      Other receipts                                    12,111
      Administrative                                   (63,367)
      Management fee                                  (112,337)
      Utilities                                       (129,619)
      Salaries and wages                              (257,160)
      Operating and maintenance                       (206,850)
      Real estate taxes                               (122,618)
      Payroll taxes                                    (29,014)
      Property insurance                               (23,814)
      Miscellaneous taxes and insurance                (56,204)
      Interest on mortgage note                       (653,176)
      Gain on sale of fixed assets                      (4,266)
                                                   ------------

        Net cash provided by operating activities                  $ 1,030,707

    Cash flows from investing activities:
      Investments in rental properties                (236,174)
      Proceeds from sale of fixed assets                29,144
      Increase in:
        Escrows                                       (316,650)
        Operating cash reserves                       (132,618)
                                                   ------------

        Net cash used in investing activities                         (656,298)

    Cash flows from financing activities:
      Mortgage principal payments                     (132,545)
      Cash distributions paid to partners              (78,487)
                                                   ------------

        Net cash used in financing activities                         (211,032)
                                                                  ------------

    Net increase in cash                                               163,377

    Cash, January 1, 1995                                              366,969
                                                                  ------------

    Cash, December 31, 1995                                       $    530,346

    Net profit                                                    $    508,279
                                                                  ============

    Adjustments to reconcile net profit to
    net cash provided by operating activities:
      Depreciation                                $    532,792
      Decrease (Increase) in:
        Accounts receivable, residents                  (3,703)
        Accounts receivable, MSHDA rent subsidy         (5,603)
        Prepaid expenses                                   358
      Increase (decrease) in:
        Accounts payable, trade                           (198)
        Accrued interest                                  (815)
        Accrued property taxes                           5,764
        Accrued management fees                            193
        Accrued payroll                                   (137)
        Unearned rental Income                          (1,957)
        Gain on sale of fixed assets                    (4,266)
                                                  -------------

      Total adjustments                                                522,428
                                                                  ------------

      Net cash provided by operating activities                   $  1,030,707
                                                                  ------------



    The accompanying notes are an integral part of the Financial statements.

OSHTEMO LIMITED DIVIDEND HOUSING ASSOCIATION
MSHDA DEVELOPMENT NO. 544
(a Michigan limited partnership)
NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The following is a summary of significant accounting policies followed in the preparation of the financial statements:

         a. Depreciation deducted in the statement of profit and loss has been computed primarily on the straight-line method.

         b. Certain real estate taxes are deducted in the statement of profit and loss in the year in which they become a lien on the property.

         c. Income or loss of the Partnership is allocated 1 percent to the general partners and 99 percent to the limited partner.
                 No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns.

         d. For purposes of the statement of cash flows, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

2.       ORGANIZATION:

         The Partnership was formed on August 30, 1984 under the Michigan Uniform Limited Partnership Act for the purpose of acquiring, owning and operating a 330-unit apartment complex located in Kalamazoo, Michigan, financed in part with the proceeds of a mortgage loan from the Michigan State Housing Development Authority ("MSHDA"). Under the terms of the regulatory agreement, executed in connection with obtaining the mortgage loan, MSHDA regulates rental rates and distributions to partners.

3.       MORTGAGE PAYABLE:

         The cost of the project has been financed by partners' capital contributions, cash flow from operations during construction and by a $10,091,166, 40-year, 7.375 percent, nonrecourse, first mortgage note.

         The first mortgage note is payable in monthly installments approximating $65,500, including interest, and matures in August 2019.

     The mortgage payable is collateralized by rental properties included in the accompanying balance sheet and partners' equity. The Partnership has no liability beyond such collateral with respect to the mortgage.

     The maturities on the above debt for the years ended December 31 are as follows:

          YEAR                                           Amount
                                                     -------------
          1996                                       $     142,658
          1997                                             153,542
          1998                                             165,257
          1999                                             177,864
          2000                                             191,435
          Thereafter                                     7,948,474
                                                     -------------

                                                     $   8,779,230
                                                     -------------

Due to the unavailability of insurance or similar subsidies for housing programs, it is not practical to determine the fair value of such a loan.

4.   DEVELOPMENT COST ESCROW:

     The development cost escrow is maintained under the control of the mortgagee for the benefit of the development. This fund may be used for operating expenses, additional amenities or replacement of assets as approved by the mortgagee.

5.   REPLACEMENT RESERVE:

     The replacement reserve is controlled by the mortgagee for the benefit of the development. Disbursements from this reserve may be made to the property for reimbursement of capital expenditures, such as the replacement of assets, upon written approval by the mortgagee.

6.       RELATED PARTY TRANSACTIONS:

         The following expenses incurred by the development during 1995 were paid or are payable to the general partners or affiliated companies as indicated below:

          Materials and supplies:
            Apartment Specialists                                 $   46,295
                                                                  ==========

            West Michigan Supply                                  $   19,869
                                                                  ==========

          Management fee, First Housing corporation,
            including premium management fee of
            $16,500. Accrued management fee was
            $8,003 at December 31, 1995                           $  112,530
                                                                  ==========

          Preparation of audit schedules, SAFGO                   $    1,800
                                                                  ==========

          Aeration of land, SAFGO                                 $      250
                                                                  ==========

OSHTEMO LIMITED DIVIDEND HOUSING ASSOCIATION
MSHDA DEVELOPMENT NO. 544
(a Michigan limited partnership)
BALANCE SHEET ITEMS
December 31, 1995


1.       ACCOUNTS RECEIVABLE:

         Residents' accounts receivable:
             Current                                                 $    3,775
             31 - 60 days                                                   392
             Over 60 days                                                 1,721
                                                                     ----------

                                                                          5,888
         MSHDA rent subsidy                                              19,126
                                                                     ----------

                                                                     $   25,014
                                                                     ==========

2.       ACCOUNTS PAYABLE (OPERATING ACCOUNTS PAYABLE ONLY):

         Trade creditors:
             Current                                                 $    9,166
             31 - 60 days                                                17,513
                                                                     ----------

                                                                     $   26,679
                                                                     ==========

3.       NONRENTAL UNIT:

         At December 31, 1995, the development had one nonrental unit. The unit was occupied by Tim Greeley, an employee of the development.

OSHTEMO LIMITED DIVIDEND HOUSING ASSOCIATION
MSHDA DEVELOPMENT NO. 544

(a Michigan limited partnership)

FUNDS AVAILABLE FOR DISTRIBUTION - SCHEDULE I
December 31, 1995

       1.     Operating cash                                          $   530,346
       2.     MSHDA-held operating reserve account                      2,354,344
       3.     Other nonrestricted cash reserve accounts                         -
                                                                      -----------
              Total available cash (per audit)                                             $ 2,884,690
                                                                                           -----------
     Add:
      4A.     Resident accounts receivable                                  5,888
      4B.     Non-resident receivable                                           -
       5.     HUD/MSHDA subsidy receivable                                 19,126
       6.     Development cost escrow interest                          1,423,154
       7.     Tax/insurance escrow surplus (deficit)                            -
       8.     Escrow draws receivable                                           -
                                                                      -----------
      9A.     Total additions                                                                1,448,168
                                                                                           -----------
      9B.     Total cash and additions                                                       4,332,858
                                                                                           -----------
  Deduct:
      10.     Trade accounts and surcharges payable and
              accrued expenses                                             39,081
      11.     Approved undisbursed limited dividend ("L.D.") payments           -
      12.     Prepaid rent/unearned rental income                           2,203
      13.     Delinquent mortgage principal and interest payment                -
      14.     R/R deferrals, delinquent MSHDA loans/grants                      -
      15.     Security deposit not funded (over funded)                         -
      16.     One month's gross rent potential                            191,381
                                                                      -----------
     17A.     Total deductions                                                                 232,665
                                                                                           -----------
     17B.     Surplus funds available for distribution
              (Line 9B minus Line 17A)                                                       4,100,193
                                                                                           -----------
  Deduct:
      18.     Current years maximum potential L.D. payment                                      78,487
                                                                                           -----------
     18A.     Subtotal (Line 17B minus Line 18)                                              4,021,706
                                                                                           -----------

              Note: Complete Lines 19 through 23A only for 80/20 developments with deferred interest. Read the instructions before completing Lines 19 through 23A. All others go to Line 24.

  Deduct:
      19.     Prior years cumulative limited dividend payment
                                                                                           -----------
     19A.     Surplus funds available for payment toward deferred
              interest (Line 18A minus Line 19, if negative, insert zero)
                                                                                           -----------
  Deduct:
      20.     Cumulative deferred interest (per MSHDA)
                                                                      ===========
      21.     Deferred interest payable (lesser of
              Lines 19A or 20)
                                                                                           -----------
      22.     Remaining surplus funds (Line 19A minus Line 21)
                                                                                           -----------

     Add:
      23.     Prior years cumulative L.D. payment (Line 19)
                                                                      -----------
     23A.     Subtotal (Line 22 plus 23)
                                                                                           -----------
  Deduct:
      24.     Sum of Lines 2, 6 and 7                                                        3,777,496
                                                                                           -----------
      25.     Operating reserve cash (to be transferred to MSHDA)
              (developments without deferred interest: deduct
              Line 24 from Line 18A, others go to
              Line 25A)                                                                    $   244,206
                                                                                           ===========
     25A.     Operating reserve cash (to be transferred to MSHDA)
              developments with deferred interest, see note below)
                                                                                           ===========


         Note: If Line 18A is negative, insert "0" on Line 25A. If Line 18A is positive, and Line 19A is zero subtract Line 24 from Line 18A. If Lines 18A and 19A are positive, subtract Line 24 from Line 23A

OSHTEMO LIMITED DIVIDEND HOUSING ASSOCIATION
MSHDA DEVELOPMENT NO. 544
(a Michigan limited partnership)
FUNDS AVAILABLE FOR DISTRIBUTION - SCHEDULE II for the years ended December 31, 1983 to 1995


      1.    Owners' initial equity                             $  1,121,239
      2.    Maximum authorized limited dividend payment        $     78,487
      3.    Cumulative  3%                                     $     33,637
      4.    Noncumulative 4%                                   $     44,850
            Cutoff date                  August 8, 1979


                            (II)                    (III)                  (IV)                   (V)
        (I)             SURPLUS FUNDS             POTENTIAL              LIMITED            ANNUAL LIMITED
      YEAR OF           AVAILABLE FOR              LIMITED               DIVIDEND              DIVIDEND
     OPERATION          DISTRIBUTION              DIVIDEND                 PAID              CARRYFORWARD
     ---------        ----------------           ----------              --------          ----------------
Initial year,
        1983            $   349,175             $   78,487                                   $   78,487
        1984                248,008                 78,487              $  52,598               104,376
        1985                637,601                 78,487                 78,487               104,376
        1986                905,664                 78,487                 78,487               104,376
        1987              1,413,082                 78,487                 78,487               104,376
        1988              1,999,852                 78,487                 78,487               104,376
        1989              2,379,278                 78,487                 78,487               104,376
        1990              2,622,981                 78,487                 78,487               104,376
        1991              2,870,529                 78,487                 78,487               104,376
        1992              2,845,144                 78,487                 78,487               104,376
        1993              3,245,547                 78,487                 78,487               104,376
        1994              3,685,176                 78,487                 78,487               104,376
        1995              4,100,193                 78,487                 78,487               104,376

[COOPERS & LYBRAND L.L.P. LETTERHEAD]


INDEPENDENT ACCOUNTANTS' REPORT ON INTERNAL CONTROL STRUCTURE

To the Partners of
Oshtemo Limited Dividend
Housing Association:

We have audited the financial statements of Oshtemo Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 544, as of and for the year ended December 31, 1995, and have issued our report thereon dated January 25, 1996.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

The management of Oshtemo Limited Dividend Housing Association is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations in any internal control structure, errors or irregularities may nevertheless occur and not be detected. Also, projection of any evaluation of the system to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

In planning and performing our audit of the financial statements of Oshtemo Limited Dividend Housing Association for the year ending December 31, 1995, we obtained an understanding of the internal control structure. With respect to the internal control structure, we obtained an understanding of the design of relevant policies and procedures and whether they have been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and do not provide an opinion on the internal control structure. Accordingly, we do not express such an opinion.

Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which the design or operation of one or more of the internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operation that we consider to be material weaknesses as defined above.

Additionally, no management letter was issued in relation to our audit of the financial statements of Oshtemo Limited Dividend Housing Association, as of and for the year ended December 31, 1995.

This report is intended for the information of the partners, management and MSHDA. However, this report is a matter of public record, and its distributions is not limited.

/s/ COOPERS & LYBRAND L.L.P.

Detroit, Michigan
January 25, 1996

[COOPERS & LYBRAND L.L.P. LETTERHEAD]


INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH LAWS AND REGULATIONS

To the Partners of
Oshtemo Limited Dividend
Housing Association:

We have audited the financial statements of Oshtemo Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 544, as of and for the year ended December 31, 1995, and have issued our report thereon dated January 25, 1996.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance with laws, regulations, contracts and grants applicable to the Oshtemo Limited Dividend Housing Association is the responsibility of the Oshtemo Limited Dividend Housing Association's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of the Oshtemo Limited Dividend Housing Association's compliance with certain provisions of laws, regulations, contracts and grants, including compliance with specific provisions of the MSHDA Regulatory Agreement, MSHDA Directives and HUD regulations and procedures included in the HUD subsidy contract and MSHDA Multi-Family Audit Guidelines. However, the objective of our audit of the financial statements was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under Government Auditing Standards.

We have reviewed the December 1995 Monthly Income and Expenditure ("MIE") Report submitted to MSHDA noting that the operating cash, residents accounts receivable, security deposit liability and security deposit funded account balances in such report are in substantial agreement with the corresponding balances in these financial statements.

The accounts payable balance was not in substantial agreements as follows:

     Balance per NNE report                                      $34,682
       Reconciling items, management fees                         (8,003)
                                                                 -------

     Balance per the financial statements                        $26,679
                                                                 =======

The difference relates to management fees being classified as accrued management fees in the financial statements but included in accounts payable in the December MIE.

We have also examined the accounts payable detail for July 31, 1995, as included in the MIE Report submitted to MSHDA noting that the accounts payable listed on Schedule B of the report appears complete.

This report is intended for the information of the partners, management and MSHDA. However, this report is a matter of public record, and its distribution is not limited.

/s/ COOPERS & LYBRAND L.L.P.

Detroit, Michigan
January 25, 1996

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Hyattsville Housing Associates

         We have audited the accompanying balance sheet of Hyattsville Housing Associates as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyattsville Housing Associates as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards, we have also issued reports dated January 18, 1996, on our consideration of Hyattsville Housing Associates' internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

                                  /s/ REZNICK FEDDER & SILVERMAN

Baltimore, Maryland               Federal Employer
January 18, 1996                  Identification Number:
                                  52-1088612


Audit Principal: Richard G. Schaefer

                     [LANDSMAN, FRANK AND BLOCH LETTERHEAD]

                          Independent Auditors' Report

Partners
Jenny Lind Hall Second Limited Partnership
FHA Project Number 084-35127-L8-PM-WAH
Beverly Hills, California

         We have audited the accompanying balance sheets of Jenny Lind Hall Second Limited Partnership, FHA Project Number 084-35127-L8-PM-WAH, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jenny Lind Hall Second Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Partners
Jenny Lind Hall Second Limited Partnership
Page Two

         In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996 on our consideration of the Partnership's internal control structure and reports dated January 19, 1996 on its compliance with laws and regulations.

         Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 12 through 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                           LANDSMAN, FRANK AND BLOCH
                                           An Accountancy Corporation

                                           /s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California                  Federal Employer Identification
January 19, 1996                           Number 95-2783759

Audit Principal:
Alan H. Salz, C.P.A.

                                  [LETTERHEAD]
                      ALTSCHULER, MELVOIN AND GLASSER LLP

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
             AND ADDITIONAL FINANCIAL DATA REQUIRED BY THE ILLINOIS HOUSING DEVELOPMENT AUTHORITY AND THE U.S. DEPARTMENT
                        OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Lancaster Heights Associates

We have audited the accompanying balance sheet of LANCASTER HEIGHTS ASSOCIATES (an Illinois limited partnership), IHDA Project No. ML-7, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report, dated February 7, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Heights Associates as of December 31, 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 1996 on our consideration of the Partnership's internal control structure and a report dated February 21, 1996 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data shown on pages 16 through 20 is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole,

         /s/ ALTSCHULER, MELVION AND GLASSER LLP

Los Angeles, California
February 21, 1996

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Locust House Associates

         We have audited the accompanying balance sheet of Locust House Associates as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Locust House Associates as of December 31, 1995, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

       Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

       In accordance with Government Auditing Standards, we have also issued reports dated January 8, 1996, on our consideration of Locust House Associates' internal control structure and on its compliance with specific requirements applicable to HUD and CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

                                           /s/ REZNICK FEDDER & SILVERMAN

Baltimore, Maryland                        Federal Employer
January 6, 1996                            Identification Number: 52-1088612



Audit Principal: Richard G. Schaefer

                     [LANDSMAN FRANK AND BLOCH LETTERHEAD]

                          Independent Auditors' Report

Partners
Midpark Towers Second Limited Partnership
FHA Project Number 112-38010-PM-L8
Beverly Hills, California

       We have audited the accompanying balance sheets of Midpark Towers Second Limited Partnership, FHA Project Number 112-38010-PM-L8, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midpark Towers Second Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Partners
Midpark Towers Second Limited Partnership
Page Two

       In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1996 on our consideration of the Partnership's internal control structure and reports dated January 24, 1996 on its compliance with laws and regulations.

       Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 12 through 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                LANDSMAN, FRANK AND BLOCH
                                                An Accountancy Corporation

                                                /S/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California                       Federal Employer Identification
January 24, 1996                                Number 95-2783759

Audit Principal:
  Alan H. Salz, C.P.A.

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND ADDITIONAL FINANCIAL DATA REQUIRED BY THE ILLINOIS HOUSING DEVELOPMENT
       AUTHORITY AND THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
OHA Associates

We have audited the accompanying balance sheet of OHA ASSOCIATES (an Illinois limited partnership), IHDA Project No. ML-99 (the "Partnership"), as of December 31, 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report dated February 10, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of OHA Associates as of December 31, 1995 and the results of its operations, changes in its partners' deficiency, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996 on our consideration of the Partnership's internal control structure and a report dated February 15, 1996 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional financial data shown on pages 16 through 20 is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                       /s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 15, 1996

                       [KPMG PEAT MARWICK LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

The Partners
Plaza Village Group
(A Limited Partnership):

We have audited the accompanying balance sheet of Plaza Village Group (A Limited Partnership) FHA Project No. 016-44076-LDT-SUP as of December 31, 1995, and the related statements of profit and loss (in HUD Form 92410) changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these Financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plaza Village Group (A Limited Partnership) FHA Project No. 016-44076-LDT-SUP at December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information required by the U.S. Department of Housing and Urban Development ("HUD") included in Schedules 1 through 7 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

                                                   /S/ KPMG PEAT MARWICK LLP

January 26, 1996

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
             AND ADDITIONAL FINANCIAL DATA REQUIRED BY THE ILLINOIS HOUSING DEVELOPMENT AUTHORITY AND THE U.S. DEPARTMENT
                        OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Round Barn Manor Associates

We have audited the accompanying balance sheet of ROUND BARN MANOR ASSOCIATES (an Illinois limited partnership), IHDA Project No. ML-86, (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of and for the year ended December 31, 1994 were audited by other auditors whose report dated February 10, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Round Barn Manor Associates as of December 31, 1995, and the results of its operations, changes in its partners' deficiency and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 1996 on our consideration of the Partnership's internal control structure and a report dated February 20, 1996 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional financial data shown on pages 16 through 20 is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                  /s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 20, 1996

                     [LANDSMAN FRANK AND BLOCH LETTERHEAD]

                          Independent Auditors' Report

Partners
Santa Fe Towers Second Limited Partnership
FHA Project Number 084-35180-L8-PM-WAH
Beverly Hills, California

       We have audited the accompanying balance sheets of Santa Fe Towers Second Limited Partnership, FHA Project Number 084-35180-L8-PM-WAH, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Towers Second Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Partners
Santa Fe Towers Second Limited Partnership
Page Two

       In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1996 on our consideration of the Partnership's internal control structure and reports dated January 24, 1996 on its compliance with laws and regulations.

       Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 12 through 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                             LANDSMAN, FRANK AND BLOCH
                                             An Accountancy Corporation

                                             /s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California                    Federal Employer Identification
January 24, 1996                             Number 95-2783759

Audit Principal:
  Alan H. Salz, C.P.A.

                     [LANDSMAN, FRANK AND BLOCH LETTERHEAD]

                          Independent Auditors' Report

Partners
Walnut Towers Second Limited Partnership
FHA Project Number 102-35090-L8-PM-WAH
Beverly Hills, California

       We have audited the accompanying balance sheets of Walnut Towers Second Limited Partnership, FHA Project Number 102-35090-L8-PM-WAH, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Towers Second Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Partners
Walnut Towers Second Limited Partnership
Page Two

       In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1996 on our consideration of the Partnership's internal control structure and reports dated January 24, 1996 on its compliance with laws and regulations.

       Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 12 through 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                             LANDSMAN, FRANK AND BLOCH
                                             An Accountancy Corporation

                                             /s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California                    Federal Employer Identification
January 24, 1996                             Number 95-2783759

Audit Principal:
  Alan H. Salz, C.P.A.

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                   ADDITIONAL FINANCIAL DATA REQUIRED BY THE
              U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT AND
                   THE ILLINOIS HOUSING DEVELOPMENT AUTHORITY

To the Partners of
Westwood Terrace Second Limited Partnership

We have audited the accompanying balance sheet of WESTWOOD TERRACE SECOND LIMITED PARTNERSHIP, IHDA Project No. ML-100, as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Westwood Terrace Second Limited Partnership as of and for the year ended December 31, 1994, were audited by other auditors whose report dated January 30, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management an well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Westwood Terrace Second Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996, on our consideration of the Partnership's internal control structure and a report dated January 19, 1996, on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data required by the U.S. Department of Housing and Urban Development shown on pages 15 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                        /s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
January 19, 1996

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

       Impairment of Long-Lived Assets

       The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1995

3.     NOTES PAYABLE (CONTINUED)

       Maturity dates on the notes and related accrued interest payable are as follows:

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

       As of December 31, 1995, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            Year Ended December 31, 1995
                                 ------------------------------------------------------------------------------
                                                                        Cash
                                 Balance                               Distri-                          Balance
                                 January            Capital            butions         Equity in       December
Limited Partnerships             1, 1995         Contributions        Received       Income/(Loss)     31, 1995
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

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 Year Ended December 31, 1994
                                 --------------------------------------------------------------------------------------------------
                                                                        Cash
                                 Balance                               Distri-                          Balance      Future Capital
                                 January            Capital            butions         Equity in       December       Contributions
Limited Partnerships             1, 1994         Contributions        Received       Income/(Loss)     31, 1994          Payable
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

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                             Year Ended December 31, 1993
                                 --------------------------------------------------------------------------------------------------
                                                                        Cash
                                 Balance                               Distri-                          Balance      Future Capital
                                 January            Capital            butions         Equity in       December       Contributions
Limited Partnerships             1, 1993         Contributions        Received       Income/(Loss)     31, 1993          Payable
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

                                                                               BUILDINGS, FURNISHINGS
                                                                                     & EQUIPMENT
                                NUMBER       OUTSTANDING                           AMOUNT CARRIED
                                  OF           MORTGAGE                              AT CLOSE OF                    ACCUMULATED
PARTNERSHIP/LOCATION             APTS.           LOAN            LAND                  PERIOD          TOTAL        DEPRECIATION
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

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO HOUSING PROGRAMS LIMITED AND LIMITED PARTNERSHIPS IN WHICH HOUSING PROGRAMS LIMITED HAS INVESTMENTS

Schedule - Investments in Limited Partnerships for the years ended December 31, 1995, 1994 and 1993.

Schedule III - Real Estate and Accumulated Depreciation of Property Held by Local Limited Partnerships, December 31, 1995.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #2-92352 incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated May 15, 1984, and the nineteen contracts representing the partnership's investment in local limited partnerships as previously filed at the Securities Exchange Commission, File #2-92352 which is hereby incorporated by reference.

(13)          Annual report to security holders:  Pages 64 to 74.

Reports on Form 8-K

No reports on Form 8-K were filed during the year ended December 31, 1995.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               DECEMBER 31, 1995


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.



HOUSING PROGRAMS LIMITED
(a California limited partnership)


By:   NATIONAL PARTNERSHIP INVESTMENTS CORP.
      The General Partner


/s/ CHARLES H. BOXENBAUM
--------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer

/s/ BRUCE E. NELSON
--------------------------------------
Bruce E. Nelson
Director and President

/s/ ALAN I. CASDEN
--------------------------------------
Alan I. Casden
Director

/s/ HENRY C. CASDEN
--------------------------------------
Henry C. Casden
Director

/s/ BRIAN D. GOLDBERG
--------------------------------------
Brian D. Goldberg
Director

/s/ SHAWN D. HORWITZ
--------------------------------------
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer

/s/ BOB E. SCHAFER
--------------------------------------
Bob E. Schafer
Vice President and Corporate Controller