Form 10-Q/A
period 1996-03-31
HOUSING PROGRAMS LTD
filed 1997-01-23
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-Q/A


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

                                AMENDMENT NO. 1


        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the period ending March 31, 1996 as set forth in the following pages attached hereto:


        Item 4.    Regarding second paragraph - Impairment of Long-Lived Assets

                     Page 6


        Item 5.    Fees and Expenses Due General Partners

                     Page 8



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