Form 10-Q/A
period 1996-06-30
HOUSING PROGRAMS LTD
filed 1997-01-23
CIK 750304

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

                                 Yes  X     No
                                     ___       ___

                                AMENDMENT NO. 1


        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the period ending June 30, 1996 as set forth in the following pages attached hereto.


        Item. 4.   Regarding second paragraph - Impairment of Long-Lived Assets

                     Page 6

        Item 5.    Fees and Expenses Due General Partners

                     Page 8




                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      Housing Programs Limited
                            --------------------------------------------
                                             Registrant

                                            Bob Schafer
                            --------------------------------------------
                               Vice President and Corporate Controller

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