Form 10-Q/A
period 1996-09-30
HOUSING PROGRAMS LTD
filed 1997-01-23
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                  FORM 10-Q/A



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

                                AMENDMENT NO. 1


        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the period ending September 30, 1996 as set forth in the following pages attached hereto.


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


         The general partner of the lower-tier partnership that owns the Deep Lake Hermitage Apartments is currently negotiating for the sale of Deep Lake Hermitage. There is a $1,500,000 note payable by the Partnership to a seller of interests in the lower-tier partnership that owns the Deep Lake Hermitage property. The note, together with accrued interest thereon of $1,588,471, matured in October, 1996 and approximately $3,088,471 is currently due and payable. Based on the current estimated value of the Deep Lake Hermitage property, the sale will not generate sufficient funds to fully repay the note payable. The Partnership is currently engaged in discussions with the noteholders to accept a reduced payment in full satisfaction of all obligations in order to enable a sale of the project; however, there can be no assurance that a final agreement will be reached with the noteholders or that a sale of the property will be consummated, or that any such sale would result in any distribution to the Partnership. Because the note and interest payable are non-recourse liabilities, a gain from debt forgiveness is expected to be realized by the Partnership upon sale of the property; however, the Partnership will remain liable for all such amounts.


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