Form 10-K
period 1996-12-31
HOUSING PROGRAMS LTD
filed 1997-04-10
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1996

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



                             Yes      X          No
                                    -----           -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

PART I.

ITEM 1.  BUSINESS

Housing Programs Limited (the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 15, 1984. On September 12, 1984, the Partnership offered 3,000 units consisting of 6,000 Limited Partnership Interests and warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), and Coast Housing Investment Associates ("CHIA") and Housing Programs Corporation II. CHIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum, as limited partner. The business of the Partnership is conducted primarily by its general partners as Housing Programs Limited has no employees of its own.

Casden Investment Corporation owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden, Henry C. Casden and Brian D. Goldberg. LB I Group Inc. owns all of the stock of Housing Programs Corporation II.

The Partnership holds limited partnership interests in eighteen local limited partnerships (referred herein as the "local" or "lower-tier" limited partnerships) as of December 31, 1996. National Partnership Investments Associates II ("NPIA II"), a limited partnership formed under the California Limited Partnership Act and consisting of Messrs. Charles H. Boxenbaum, general partner, and Nicholas G. Ciriello, limited partner, hold a general partnership interest in ten of the local limited partnerships. The remaining local partnerships general partners are unaffiliated with the Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies provided ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remains, however, significant risks associated with the ownership of low income housing projects. The long-term nature of investments in government assisted housing limits the ability of the Partnership to vary its portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

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

During 1996, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 1996, of the projects owned by local partnerships in which the Partnership has invested.

                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                     IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                      DECEMBER 31, 1996

                                       Units Authorized
                                         For Rental
                             No. of    Assistance Under      Units       Percentage of
Name & Location              Units        Section 8        Occupied       Total Units
---------------              ------    ----------------    --------      -------------

Bannock Arms Apts.             66            66               62              94%
  Boise, ID

Berkeley Gardens              132            26              125              95%
  Martinsburg, WV

Cape LaCroix                  125             0              118              94%
  Cape Girardeau, MO

Cloverdale                    100             0               94              94%
  Crawfordsville, IN

Cloverleaf                     94            94               94             100%
  Indianapolis, IN

Deep Lake Hermitage           144            18              137              95%
  Lake Villa, IL

Evergreen Apts                330           330              327              99%
  Oshtemo, MI

Friendship Arms               151           150              151             100%
  Hyattsville, MD

Jenny Lind Hall                78            78               78             100%
  Springfield, MO

Lancaster Heights             198             0              186              94%
  Normal, IL

Locust House                   99            98               99             100%
  Westminster, MD

Midpark Towers                202           202              200              99%
  Dallas, TX

Oxford House                  156           152              156             100%
  Decatur, IL

                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                     IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                      DECEMBER 31, 1996

                                       Units Authorized
                                         For Rental
                            No. of     Assistance Under        Units        Percentage of
Name & Location              Units        Section 8          Occupied        Total Units
---------------             ------     ----------------      --------       -------------

Plaza Village                 228              114              223              98%
  Woonsocket, RI

Round Barn Manor              156              156              156             100%
  Champaign, IL

Santa Fe Towers               252              251              252             100%
  Overland Park, KS

Walnut Towers                  78               77               77              99%
  Winfield, KS

Westwood Terrace               97               97               96              99%
  Moline, IL                -----            -----            -----

     TOTAL                  2,686            1,909            2,631              98%
                            =====            =====            =====

ITEM 2.  PROPERTIES

Through its participation in local limited partnerships, the Partnership holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.


ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1996, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership.


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

ITEM 6.  SELECTED FINANCIAL DATA:



                                                                        Year Ended December 31,
                                  ------------------------------------------------------------------------------------------------

                                      1996                 1995                 1994                 1993                 1992
                                  ------------         ------------         ------------         ------------         ------------

Loss From Operations              $ (1,698,332)        $ (1,727,047)        $ (1,690,366)        $ (1,699,642)        $ (1,707,285)

Distribution From Limited
   Partnerships Recognized
   as Income                           387,721              307,474              520,001              473,210              172,080

Equity in Income (Loss)
   of Limited Partnerships
   and amortization of
   acquisition costs                   142,894               87,795             (210,249)             616,683              101,166
                                  ------------         ------------         ------------         ------------         ------------

Net Loss                          $ (1,167,717)        $ (1,331,778)        $ (1,380,614)        $   (609,749)        $ (1,434,039)
                                  ============         ============         ============         ============         ============

Net Loss per Limited
   Partner Interest               $        (94)        $       (108)        $       (111)        $        (49)        $       (115)
                                  ============         ============         ============         ============         ============



Total assets                      $ 15,312,532         $ 15,191,113         $ 15,692,284         $ 15,858,598         $ 16,566,893
                                  ============         ============         ============         ============         ============

Investments in
   Limited Partnerships           $ 14,364,056         $ 14,470,783         $ 14,533,940         $ 15,184,763         $ 16,065,129
                                  ============         ============         ============         ============         ============


Notes payable                     $ 10,169,743         $ 10,169,743         $ 10,177,433         $ 10,177,433         $ 10,260,196
                                  ============         ============         ============         ============         ============

Fees and Expenses Due to
   General Partners               $  1,317,044         $    990,393         $  1,092,620         $    714,742         $  1,545,846
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

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local partnerships in which the Partnership has invested could produce losses for as long as 20 years from the date of the Partnership investment. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available. The Partnership has sought to defer income taxes from capital gains by generally not selling any projects or project interests.

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

The Montecito local partnership had been operating at a deficit, and the General Partner of the Montecito Local Partnership was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. No mortgage payments were made subsequent to May 1994 and the mortgage was in default. On July 18, 1995, the property was foreclosed by the lender. The Partnership's original investment in the Montecito local partnership represented approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in the Montecito Local Partnership at December 31, 1996 and 1995.

The lower-tier partnership that owns the Deep Lake Hermitage Apartments has entered into a contract for the sale of Deep Lake Hermitage. There is a $1,500,000 note payable (which note matured in October, 1996) by the Partnership to a seller of interests in the lower-tier partnership that owns the Deep Lake Hermitage property. The total outstanding balance of the note, including accrued interest of $1,635,346, at December 31, 1996 is approximately $3,135,346, which is currently due and payable. Based on the current estimated value of the Deep Lake Hermitage property, the sale will not generate sufficient funds to fully repay the note payable. The Partnership has entered into an agreement with the noteholders who will accept a reduced payment of $1,000,000 together with net cash flow generated by the project since October, 1996 in full satisfaction of all obligations in order to enable the sale of the project. The project is in the process of being sold for $4,800,000, which is scheduled to be completed in August, 1997. Because the note and interest payable are non-recourse liabilities, a gain on debt forgiveness is expected to be realized by the Partnership upon sale of the property. However, if the sale is not completed, the assignment of the Partnership's interest in Deep Lake Hermitage Apartments will be delivered to the noteholders, resulting in the loss of the Partnership's interest in the Deep Lake Local Partnership. The Partnership's carrying value of the investment in the Deep Lake Local Partnership is approximately $980,000.

A recurring Partnership expense is the asset management fee, which is payable monthly to the general partners of the Partnership and is calculated as a percentage of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local partnership. As of December 31, 1996 and 1995, $1,317,000 and $990,000 respectively, is owed to the general partners.

Operating expenses of the Partnership consist substantially of professional fees for services rendered to the Partnership, management fees payable to the general partners and accrued interest on the notes payable. Operating expenses have remained relatively consistent for 1996, 1995 and 1994, except for legal fees which increased as a result of the Montecito foreclosure.

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

                           HOUSING PROGRAMS LIMITED
                      (a California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                 AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Housing Programs Limited
(A California limited partnership)

We have audited the accompanying balance sheets of Housing Programs Limited (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 27 percent and 30 percent of total assets as of December 31, 1996 and 1995, respectively, and the equity in income (loss) of these limited partnerships represent 23 percent, 15 percent and 11 percent of the total net loss of the Partnership for the years ended December 31, 1996, 1995 and 1994, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

                                 [LOGO]
                [Altschuler, Melvoin and Glasser LLP Letterhead]

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                      ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Bannock Arms Second Limited Partnership

We have audited the accompanying balance sheets of BANNOCK ARMS SECOND LIMITED PARTNERSHIP, FHA Project No. 124-35019-PM (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bannock Arms Second Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying 1996 additional financial data shown on pages 13 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

[LOGO]
[Reznick Fedder & Silverman Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Berkeley Gardens Limited Partnership

         We have audited the accompanying balance sheet of Berkeley Gardens Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Gardens Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

         In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 28, 1997 on our consideration of Berkeley Gardens Limited Partnership internal control structure and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
January 28, 1997

[LOGO]
[LANDSMAN, FRANK AND BLOCH LETTERHEAD]

Independent Auditors' Report

To the Partners
Cape La Croix Apts., Ltd.
(A Missouri Limited Partnership)

         We have audited the accompanying balance sheets of Cape La Croix Apts., Ltd. (A Missouri Limited Partnership), FHA Project Number 08544015-LDP, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cape La Croix Apts., Ltd. (A Missouri Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of the Partnership's internal control structure and reports dated January 23, 1997 on its compliance with specific requirements applicable to major HUD programs and affirmative fair housing.

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

/s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California
January 23, 1997

[LOGO]
[LANDSMAN, FRANK AND BLOCH LETTERHEAD]

Independent Auditors' Report

To the Partners
Cloverdale Heights Apts., Ltd.
(An Indiana Limited Partnership)

         We have audited the accompanying balance sheets of Cloverdale Heights Apts., Ltd. (An Indiana Limited Partnership), FHA Project Number 073-44131-LDP, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverdale Heights Apts., Ltd. (An Indiana Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of the Partnership's internal control structure and reports dated January 23, 1997 on its compliance with specific requirements applicable to major and nonmajor HUD programs and affirmative fair housing.

         Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 13 through 22) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ LANDSMAN FRANK AND BLOCH


Beverly Hills, California
January 23, 1997

[LOGO]
[LANDSMAN, FRANK AND BLOCH LETTERHEAD]
Independent Auditors' Report

To the Partners
Cloverleaf Apts., Ltd.
(An Indiana Limited Partnership)

         We have audited the accompanying balance sheets of Cloverleaf Apts., Ltd. (An Indiana Limited Partnership), FHA Project Number 07335092-PM, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverleaf Apts., Ltd. (An Indiana Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997 on our consideration of the Partnership's internal control structure and reports dated January 23, 1997 on its compliance with specific requirements applicable to major HUD programs and affirmative fair housing.

         Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 12 through 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ LANDSMAN, FRANK AND BLOCH


Beverly Hills, California
January 23, 1997

[LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

                      INDEPENDENT AUDITORS' REPORT ON FINANCIAL
                      STATEMENTS AND ADDITIONAL FINANCIAL DATA


To the Partners of
Deep Lake Shores Associates

We have audited the accompanying balance sheets of DEEP LAKE SHORES ASSOCIATES (an Illinois limited partnership), FHA Project No. 071-35320-PM-L8 (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deep Lake Shores Associates at December 31, 1996 and 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

February 17, 1997

[LOGO]
[Coopers & Lybrand Letterhead]

Report of Independent Accountants

To the Partners of
Oshtemo Limited Dividend
Housing Association:

We have audited the accompanying balance sheet of Oshtemo Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 544, as of December 31, 1996 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oshtemo Limited Dividend Housing Association, as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Oshtemo Limited Dividend Housing Association's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

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

We have previously audited and expressed an unqualified opinion on the financial statements of Oshtemo Limited Dividend Housing Association for the years 1990 through 1995. In our opinion, the supplemental data included on page 15, relating to the years 1990 through 1996, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived. The data on page 15 for the years 1983 through 1989 was not audited by us and, accordingly, we do not express an opinion on such data. That data was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ COOPER & LYBRAND LLP

Detroit, Michigan
January 31, 1997

[LOGO]
[Reznick Fedder & Silverman Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hyattsville Housing Associates

         We have audited the accompanying balance sheet of Hyattsville Housing Associates as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's movement. Our responsibility is to express an opinion on these financial statements bow on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyattsville Housing Associates as of December 31, 1996, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 19 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the audit procedure applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 17, 1997m, on our consideration of Hyattsville Housing Associates' internal control structure and on its compliance with specific requirements applicable to the financial statements.

/s/ RESNICK FEDDER & SILVERMAN

Baltimore, Maryland
January 17, 1997

[LOGO]
[LANDSMAN, FRANK & BLOCH LETTERHEAD]

Independent Auditors' Report

To the Partners
Jenny Lind Hall Second Limited Partnership

         We have audited the accompanying balance sheets of Jenny Lind Hall Second Limited Partnership, FHA Project Number 084-35127-L8-PM-WAH, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jenny Lind Hall Second Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997 on our consideration of the Partnership's internal control structure and reports dated January 29, 1997 on its compliance with specific requirements applicable to major and nonmajor HUD programs and affirmative fair housing.

         Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 12 through 21) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California
January 29, 1997

                                [LOGO]
                 [Altschuler, Melvin and Glasser LLP Letterhead]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
             AND ADDITIONAL FINANCIAL DATA REQUIRED BY THE ILLINOIS
              HOUSING DEVELOPMENT AUTHORITY AND THE U.S. DEPARTMENT
                        OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Lancaster Heights Associates

We have audited the accompanying balance sheets of LANCASTER HEIGHTS ASSOCIATES (an Illinois limited partnership), IHDA Project No. ML-7 (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Heights Associates as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 16 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

[LOGO]
[Reznick Fedder & Silverman Letterhead]

INDEPENDENT AUDITORS' REPORT

To the Partners
Locust House Associates

         We have audited the accompanying balance sheet of Locust House Associated as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management.. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyattsville Housing Associates as of December 31, 1996, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 19 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the audit procedure applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 8, 1997, on our consideration of Locust House Associates' internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/ REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
January 8, 1997

[LOGO]
[LANDSMAN, FRANK AND BLOCH LETTERHEAD]

Independent Auditors' Report

To the Partners
Midpark Towers Second Limited Partnership

         We have audited the accompanying balance sheets of Midpark Towers Second Limited Partnership, FHA Project Number 112-38010-PM-L8, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midpark Towers Second Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997 on our consideration of the Partnership's internal control structure and reports dated January 29, 1997 on its compliance with specific requirements applicable to major HUD programs and affirmative fair housing.

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

/s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California
January 29, 1997

                                   [LOGO]
                      [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]
            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND ADDITIONAL FINANCIAL DATA REQUIRED BY THE ILLINOIS HOUSING DEVELOPMENT
     AUTHORITY AND THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
OHA Associates

We have audited the accompanying balance sheets of OHA ASSOCIATES (an Illinois limited partnership), IHDA Project No. ML-99 (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OHA Associates as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 16 through 20 are presented for purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

[LOGO]
[PEAT MARWICK LLP LETTERHEAD]

The Partners
Plaza Village Group:

                          Independent Auditors' Report

We have audited the accompanying balance sheet of Plaza Village Group (the "Partnership"), FHA Project No. 016-44076-LDT-SUP as of December 31, 1996, and the related statements of profit and loss (on HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards. issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 1997 on: our consideration of the Partnership's internal control structure, the Partnership's compliance with specific requirements applicable to major HUD programs, and the Partnership's compliance with specific requirements applicable to affirmative fair housing.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 through 7 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ PEAT MARWICK

January 24, 1997

                                     [LOGO]
                 [Altschuler, Melvin and Glasser LLP Letterhead]

To the Partners of
Round Barn Manor Associates

We have audited the accompanying balance sheets of ROUND BARN MANOR ASSOCIATES (an Illinois limited partnership), IHDA Project No. ML-86 (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Round Barn Manor Associates as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 16 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

[LOGO]
[LANDSMAN, FRANK AND BLOCH LETTERHEAD]

Independent Auditors' Report

To the Partners
Santa Fe Towers Second Limited Partnership

         We have audited the accompanying balance sheets of Santa Fe Towers Second Limited Partnership, FHA Project Number 084-35180-L8-PM-WAH, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Towers Second Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997 on our consideration of the Partnership's internal control structure and reports dated January 29, 1997 on its compliance with specific requirements applicable to major HUD programs and affirmative fair housing.

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

/s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California
January 29, 1997

[LOGO]
[LANDSMAN, FRANK AND BLOCH LETTERHEAD]

Independent Auditors' Report

To the Partners
Walnut Towers Second Limited Partnership

         We have audited the accompanying balance sheets of Walnut Towers Second Limited Partnership, FHA Project Number 102-35090-L8-PM-WAH, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Towers Second Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997 on our consideration of the Partnership's internal control structure and reports dated January 29, 1997 on its compliance with specific requirements applicable to major and nonmajor HUD programs and affirmative fair housing.

         Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information t shown on pages 12 through 20) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ LANDSMAN, FRANK AND BLOCH

Beverly Hills, California
January 29, 1997

                                 [LOGO]
                      [Altschuler, Melvoin and Glasser LLP Letterhead]

             INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                    ADDITIONAL FINANCIAL DATA REQUIRED BY THE
               U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT AND
                    THE ILLINOIS HOUSING DEVELOPMENT AUTHORITY

To the Partners of
Westwood Terrace Second Limited Partnership

We have audited the balance sheets of WESTWOOD TERRACE SECOND LIMITED PARTNERSHIP, IHDA Project No. ML-100, as of December 31, 1996 and 1995, and the statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westwood Terrace Second Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997, on our consideration of the Partnership's internal control structure and a report dated January 31, 1997, on its compliance with laws and regulations.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data on pages 16 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audits of the financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
January 31, 1997

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                           1996                1995
                                                       ------------        ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                    $ 14,364,056        $ 14,470,783

CASH AND CASH EQUIVALENTS (Note 1)                          948,476             595,330

SHORT TERM INVESTMENTS (Note 1)                                  --             125,000
                                                       ------------        ------------
          TOTAL ASSETS                                 $ 15,312,532        $ 15,191,113
                                                       ============        ============

                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3 and 7)                     $ 10,169,743        $ 10,169,743
     Accrued fees and expenses due general
         partners (Note 4)                                1,317,044             990,393
     Accrued interest payable (Notes 3 and 7)            10,811,557           9,864,545
     Accounts payable                                        30,905              15,432
                                                       ------------        ------------

                                                         22,329,249          21,040,113
                                                       ------------        ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 6)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                      (320,913)           (309,236)
     Limited partners                                    (6,695,804)         (5,539,764)
                                                       ------------        ------------

                                                         (7,016,717)         (5,849,000)
                                                       ------------        ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                             $ 15,312,532        $ 15,191,113
                                                       ============        ============

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        1996              1995               1994
                                                     -----------       -----------       -----------
INTEREST INCOME                                      $    39,934       $    44,144       $    26,370
                                                     -----------       -----------       -----------
OPERATING EXPENSES:
     Management fees - general partner (Note 4)          526,651           547,773           568,896
     General and administrative (Note 4)                  59,324            86,350            88,393
     Legal and accounting (Note 4)                       124,958           125,941            93,321
     Interest (Notes 3 and 4)                          1,027,333         1,011,127           966,126
                                                     -----------       -----------       -----------
       Total operating expenses                        1,738,266         1,771,191         1,716,736
                                                     -----------       -----------       -----------
LOSS FROM OPERATIONS                                  (1,698,332)       (1,727,047)       (1,690,366)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                           387,721           307,474           520,001

EQUITY IN INCOME (LOSS) OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                       142,894            87,795          (210,249)
                                                     -----------       -----------       -----------
NET LOSS                                             $(1,167,717)      $(1,331,778)      $(1,380,614)
                                                     ===========       ===========       ===========
NET LOSS PER LIMITED PARTNERSHIP
     INTEREST                                        $       (94)      $      (108)      $      (111)
                                                     ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                     General           Limited
                                     Partners          Partners           Total
                                   -----------       -----------       -----------
DEFICIENCY, January 1, 1994        $  (282,112)       (2,854,496)       (3,136,608)

    Net loss, 1994                     (13,806)       (1,366,808)       (1,380,614)
                                   -----------       -----------       -----------
DEFICIENCY, December 31, 1994         (295,918)       (4,221,304)       (4,517,222)

    Net loss, 1995                     (13,318)       (1,318,460)       (1,331,778)
                                   -----------       -----------       -----------
DEFICIENCY, December 31, 1995         (309,236)       (5,539,764)       (5,849,000)

    Net loss, 1996                     (11,677)       (1,156,040)       (1,167,717)
                                   -----------       -----------       -----------

DEFICIENCY, December 31, 1996      $  (320,913)      $(6,695,804)      $(7,016,717)
                                   ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   1996              1995              1994
                                                                -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  loss                                                   $(1,167,717)      $(1,331,778)      $(1,380,614)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
           Equity in loss (income) of limited partnerships         (181,384)         (126,285)          171,759
           Amortization of acquisition costs                         38,490            38,490            38,490
           Increase in accrued interest payable                     947,012           947,014           819,138
           Increase (decrease) in accrued fees and
              expenses due general partners                         326,651          (102,227)          377,878
           Increase (decrease) in accounts payable                   15,473            (6,490)           17,284
                                                                -----------       -----------       -----------
                 Net cash provided by (used in)
                    operating activities                            (21,475)         (581,276)           43,935
                                                                -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital contributions to limited partnerships                  (915,568)         (671,865)       (1,391,975)
    Distributions from limited partnerships
       recognized as a return of capital                          1,165,189           822,817         1,832,549
    Decrease (increase) in short term investments                   125,000           408,409          (408,409)
                                                                -----------       -----------       -----------
                Net cash  provided by investing activities          374,621           559,361            32,165
                                                                -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable                                             --            (7,690)               --
                                                                -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                            353,146           (29,605)           76,100

CASH AND CASH EQUIVALENTS,
    beginning of year                                               595,330           624,935           548,835
                                                                -----------       -----------       -----------
CASH AND CASH EQUIVALENTS,
    end of year                                                 $   948,476       $   595,330       $   624,935
                                                                ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
      Cash paid during the year for interest                    $    80,321       $    64,113       $   146,986
                                                                ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Housing Programs Limited (the "Partnership"), formed under the California Uniform Limited Partnership Act, was organized on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), and Coast Housing Investment Associates (CHIA), a limited partnership and Housing Programs Corporation II. Casden Investment Corp. owns 100 percent of NAPICO's stock. The limited partner of CHIA is an officer of NAPICO.

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


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

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund. Such cash and cash equivalents are uninsured.

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

         Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of unrecognized equity in losses of certain limited partnerships was approximately $11,603,000 and $10,273,000 as of December 31, 1996 and 1995, respectively.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

         The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                1996               1995
                                                            ------------       ------------
Investment balance, beginning of year                       $ 14,470,783       $ 14,533,940
Equity in income of limited partnerships                         181,384            126,285
Amortization of capitalized acquisition costs and fees           (38,490)           (38,490)
Capital Contributions                                            915,568            671,865
Distributions recognized as a return of capital               (1,165,189)          (822,817)
                                                            ------------       ------------
Investment balance, end of year                             $ 14,364,056       $ 14,470,783
                                                            ============       ============

         The difference between the investment per the accompanying balance sheets at December 31, 1996 and 1995, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

         Selected financial information from the combined financial statements of the limited partnerships at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 is as follows:

                                 Balance Sheets

                                                       1996              1995
                                                     --------          --------
                                                          (in thousands)
Land and buildings, net                              $ 57,726          $ 60,660
                                                     ========          ========
Total assets                                         $ 77,431          $ 79,347
                                                     ========          ========
Mortgages payable                                    $ 56,826          $ 57,914
                                                     ========          ========
Total liabilities                                    $ 79,446          $ 79,556
                                                     ========          ========
Equity of Housing Programs Limited                   $ (1,640)         $    145
                                                     ========          ========
Deficiency of other partners                         $   (375)         $   (354)
                                                     ========          ========

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                              1996           1995           1994
                                            --------       --------       --------
                                                         (in thousands)
Total revenues                              $ 17,935       $ 17,132       $ 16,817
                                            ========       ========       ========
Interest expense                            $  3,634       $  3,706       $  3,772
                                            ========       ========       ========
Depreciation                                $  3,532       $  3,524       $  3,508
                                            ========       ========       ========
Total expenses                              $ 19,091       $ 18,525       $ 18,439
                                            ========       ========       ========
Net loss                                    $ (1,156)      $ (1,393)      $ (1,622)
                                            ========       ========       ========
Net loss allocable to Housing Programs
  Limited                                   $ (1,148)      $ (1,379)      $ (1,606)
                                            ========       ========       ========

         An affiliate of NAPICO is the general partner in 10 of the limited partnerships included above and another affiliate of NAPICO receives property management fees of approximately 5 to 6 percent of revenues from five of these partnerships. The affiliate received property management fees of $244,827, $234,903 and $236,149 in 1996, 1995 and
         1994, respectively. The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:

                                              1996           1995           1994
                                            --------       --------       --------
                                                        (in thousands)
Total assets                                $ 40,380       $ 41,816
                                            ========       ========
Total liabilities                           $ 49,766       $ 50,007
                                            ========       ========
Deficiency of Housing Programs Limited      $ (9,151)      $ (7,971)
                                            ========       ========
Deficiency of other partners                $   (235)      $   (220)
                                            ========       ========
Total revenue                               $  9,741       $  9,283       $  9,116
                                            ========       ========       ========
Net loss                                    $   (686)      $   (828)      $ (1,079)
                                            ========       ========       ========

         The Montecito local partnership had been operating at a deficit, and the general partner was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. No mortgage

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         payments to the lender were made subsequent to May 1994 and the mortgage was in default. On July 18, 1995, the property was foreclosed by the lender. The Partnership's original investment in the Montecito local partnership represents approximately 5% of the Partnership's total capital raised. The Partnership's financial statements reflect no investment in Montecito at December 31, 1996 and 1995.

3.       NOTES PAYABLE

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $10,169,743 to the sellers of the partnership interests, bearing interest at 9.5 percent through December 31, 1994. Effective January 1, 1995, the interest rate for two notes totaling $1,500,000 changed to 12.5 percent per terms of the note. The notes have principal maturity dates ranging from October 31, 1996 to December 2001 or upon sale or refinancing of the underlying partnership properties. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

         The lower-tier partnership that owns the Deep Lake Hermitage Apartments has entered into a contract for the sale of Deep Lake Hermitage. There is a $1,500,000 note payable (which note matured in October, 1996) by the Partnership to a seller of interests in the lower-tier partnership that owns the Deep Lake Hermitage property. The total outstanding balance of the note, including accrued interest of $1,635,346, at December 31, 1996 is approximately $3,135,346, which is currently due and payable. Based on the current estimated value of the Deep Lake Hermitage property, the sale will not generate sufficient funds to fully repay the note payable. The Partnership has entered into an agreement with the noteholders who will accept a reduced payment of $1,000,000 together with net cash flow generated by the project since October, 1996 in full satisfaction of all obligations in order to enable the sale of the project. The project is in the process of being sold for $4,800,000, which is scheduled to be completed in August, 1997. Because the note and interest payable are non-recourse liabilities, a gain on debt forgiveness is expected to be realized by the Partnership upon sale of the property. However, if the sale is not completed, the assignment of the Partnership's interest in Deep Lake Hermitage Apartments will be delivered to the noteholders, resulting in the loss of the Partnership's interest in the Deep Lake Local Partnership. The Partnership's carrying value of the investment in the Deep Lake Local Partnership is approximately $980,000.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


3.       NOTES PAYABLE (CONTINUED)

         Maturity dates on the notes and related accrued interest payable are as follows:

                                                 Accrued
Years Ending December 31,     Notes              Interest               Total
-------------------------  -----------          -----------          -----------
             1997          $ 1,500,000          $ 1,635,346          $ 3,135,346
             1998
             1999            7,669,743            8,064,092           15,733,835
             2000
             2001            1,000,000            1,112,119            2,112,119
                           -----------          -----------          -----------
                           $10,169,743          $10,811,557          $20,981,300
                           ===========          ===========          ===========

4.       FEES AND EXPENSES DUE GENERAL PARTNERS

         Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the general partners for an annual asset management fee equal to .5% of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective limited partnerships.

         As of December 31, 1996, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $9,948, $29,845 and $28,764 in 1996, 1995
         and 1994, respectively, and is included in operating expenses.

         Pursuant to a Memorandum of Understanding entered into on August 11, 1995, the Partnership paid $16,207 in interest on May 1, 1996 to an affiliate of NAPICO, that served as the management company for properties owned by the Partnership. The interest relates to funds advanced to the Partnership by the master disbursement account maintained by the management company. In addition, the Partnership on May 1, 1996 reimbursed Housing Programs Corporation II $15,000 for professional fees, which were paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996

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

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

8.       FOURTH-QUARTER ADJUSTMENT

         The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships. The difference, $28,893, between the estimated nine-month equity in income and the actual 1996 year-to-date equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE

                                                  HOUSING PROGRAMS LIMITED
                                          INVESTMENTS IN LIMITED PARTNERSHIPS
                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                         Year Ended December 31, 1996
                     -----------------------------------------------------------------
                                                   Cash
                       Balance                   Distri-                    Balance
                       January      Capital      butions       Equity in    December
Limited Partnerships   1, 1996   Contributions   Received    Income/(Loss)  31, 1996
-------------------- -----------  -----------   -----------   -----------  -----------
Bannock Arms         $   553,880  $   157,898   $  (193,780)  $   120,497  $   638,495

Berkeley Gardens         419,312                                 (102,783)     316,529

Cape La Croix                           5,957        (5,957)

Cloverdale

Cloverleaf                              4,394        (4,394)

Deep Lake Hermitage    1,057,356                    (84,178)        6,698      979,876

Evergreen Apts         8,384,177                    (77,702)      456,029    8,762,504

Friendship Arms        2,340,564                    (35,183)     (116,316)   2,189,065

Jenny Lind Hall                        55,300       (55,300)

Lancaster Heights                      22,079       (21,858)         (221)

Locust House           1,137,223                    (16,897)      (87,807)   1,032,519

Midpark Towers                        446,072      (446,072)

Montecito Apts

Oxford Towers

Plaza Village            578,271                                 (133,203)     445,068

Round Barn Manor

Santa Fe Towers                        96,484       (96,484)

Walnut Towers                          96,143       (96,143)

Westwood Terrace                       31,241       (31,241)
                     -----------  -----------   -----------   -----------  -----------
                     $14,470,783  $   915,568   $(1,165,189)  $   142,894  $14,364,056
                     ===========  ===========   ===========   ===========  ===========

                                                                SCHEDULE
                                                               (CONTINUED)


                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                 Cash
                         Balance                                 Distri-                                Balance
                         January           Capital               butions         Equity in              December
Limited Partnerships     1, 1995        Contributions           Received        Income/(Loss)           31, 1995
--------------------     -------        -------------           --------        -------------           --------
Bannock Arms            $   490,588     $184,684                $(229,495)      $ 108,103              $   553,880
Berkeley Gardens            497,349                                               (78,037)                 419,312
Cape La Croix                              6,405                   (6,405)
Cloverdale
Cloverleaf                                 6,517                   (6,517)
Deep Lake Hermitage       1,189,101                                              (131,745)               1,057,356
Evergreen Apts.           7,971,008                               (77,702)        490,871                8,384,177
Friendship Arms           2,364,500                               (35,183)         11,247                2,340,564
Jenny Lind Hall                           45,504                  (45,504)
Lancaster Heights                         24,881                  (24,881)
Locust House              1,221,828                               (16,897)        (67,708)               1,137,223
Midpark Towers                           184,124                 (184,124)
Montecito Apts.                           23,641                                  (23,641)
Oxford Towers
Plaza Village               799,566                                              (221,295)                 578,271
Round Barn Manor
Santa Fe Towers                           92,250                  (95,250)
Walnut Towers                             69,618                  (69,618)
Westwood Terrace                          31,241                  (31,241)
                        -----------     --------                ---------       ----------             -----------
                        $14,533,940     $671,865                $(822,817)      $  87,795              $14,470,783
                        ===========     ========                =========       ==========             ===========

                                                                SCHEDULE
                                                             (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        Year Ended December 31, 1994
                        ----------------------------------------------------------------------------------
                                                         Cash
                        Balance                         Distri-                         Balance         Future Capital
                        January            Capital      butions           Equity in     December        Contributions
Limited Partnerships    1, 1994         Contributions   Received        Income/(Loss)   31, 1994          Payable
--------------------    -------         -------------   --------        -------------   --------          -------
Bannock Arms            $  474,615      $  334,142      $  (428,773)    $ 110,604       $   490,588     $

Berkeley Gardens           802,066                                       (304,717)          497,349

Cape La Croix                                8,169           (8,169)

Cloverdale                                   1,163           (1,163)

Cloverleaf                                  11,079          (11,079)

Deep Lake Hermitage      1,383,038                          (21,022)     (172,915)        1,189,101

Evergreen Apts.          7,625,595                          (77,702)      423,115         7,971,008

Friendship Arms          2,479,083                          (35,183)      (79,400)        2,364,500

Jenny Lind Hall                            150,862         (150,862)

Lancaster Heights                           18,836          (18,836)

Locust House             1,330,089                          (16,897)      (91,364)        1,221,828

Midpark Towers                             430,033         (430,033)

Montecito Apts.                                                                                            90,453

Oxford Towers                                               (19,775)       19,775

Plaza Village            1,090,277                         (136,256)     (154,455)          799,566

Round Barn Manor                                            (39,108)       39,108

Santa Fe Towers                            247,823         (247,823)

Walnut Towers                              165,284         (165,284)

Westwood Terrace                            24,584          (24,584)
                       -----------      ----------      -----------     ---------       -----------     ---------
                       $15,184,763      $1,391,975      $(1,832,549)    $(210,249)      $14,533,940     $  90,453
                       ===========      ==========      ===========     =========       ===========     =========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994

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

                                                                    SCHEDULE III

                            HOUSING PROGRAMS LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH H P L HAS INVESTMENTS
                                DECEMBER 31, 1996

                                                               Buildings, Furnishings
                                                                    & Equipment
                            Number      Outstanding               Amount Carried
                             of          Mortgage                   at Close of                Accumulated
Partnership/Location        Apts.          Loan          Land         Period        Total      Depreciation
--------------------     ------------  ------------  ------------  ------------  ------------  ------------
Bannock Arms                       66  $  1,477,852  $     78,000  $  2,865,472  $  2,943,472  $  1,194,346
     Boise, ID
Deep Lake Hermitage               144  $  3,457,363       360,000     6,363,923     6,723,923     2,668,885
     Lake Villa, IL
Jenny Lind Hall                    78     1,428,686       111,000     2,729,647     2,840,647     1,167,297
     Springfield, MO
Lancaster Heights                 198     2,236,403       200,000     4,585,123     4,785,123     1,879,788
     Normal, IL
Midpark Towers                    202     4,184,955       532,593     8,729,209     9,261,802     3,842,417
     Dallas, TX
Oxford House                      156     5,022,864       300,000     4,796,928     5,096,928     2,029,448
     Decatur, IL
Round Barn Manor                  156     5,318,660       200,000     5,070,844     5,270,844     2,098,783
     Champaign, IL
Santa Fe Towers                   252     6,053,581       316,724    11,480,545    11,797,269     4,900,178
     Overland Park, KS
Walnut Towers                      78     1,434,925        85,229     3,056,802     3,142,031     1,297,970
     Winfield, KS
Westwood Terrace                   97     2,987,122       109,200     4,230,113     4,339,313     2,423,476
     Moline, IL
Friendship Arms                   151     4,048,767       262,879     7,775,040     8,037,919     3,855,585
     Hyattsville, Mo
Locust House                       99     2,190,778       201,113     4,559,474     4,760,587     2,357,836
     Westminster, Mo
Berkeley Gardens                  132     1,512,934       149,071     3,789,810     3,938,881     2,292,853
     Martinsburg, WV
Cape La Croix                     125     1,421,011       169,000     2,484,615     2,653,615     1,093,039
     Cape Girardeau, MO
Cloverdale                        100     1,036,414       100,000     2,051,596     2,151,596       883,055
     Crawfordsville, IN
Cloverleaf                         94       948,582       123,000     1,927,274     2,050,274       843,526
     Indianapolis, IN
Evergreen Apts                    330     8,636,572       617,369    15,126,411    15,743,780     6,110,848
     Oshtemo, MI
Plaza Village                     228     3,428,110       369,700     7,042,252     7,411,952     4,285,095
     Woonsocket, RI
                         ------------  ------------  ------------  ------------  ------------  ------------
                                2,686  $ 56,825,579  $  4,284,878  $ 98,665,078  $102,949,956  $ 45,224,425
                         ============  ============  ============  ============  ============  ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 1996


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

         3.       Investments in property and equipment - limited partnerships:

                                                     Buildings,
                                                   Furnishings,
                                       Land       and Equipment       Total
                                  -------------   -------------   -------------
Balance, January 1, 1994          $   4,917,424   $ 104,830,723   $ 109,748,147

Adjustment for foreclosure
of Montecito Property                  (632,546)     (8,060,272)     (8,692,818)

Net additions in 1994                        --         814,875         814,875
                                  -------------   -------------   -------------
Balance, December 31, 1994            4,284,878      97,585,326     101,870,204

Net additions in 1995                        --         543,225         543,225
                                  -------------   -------------   -------------
Balance, December 31, 1995            4,284,878      98,128,551     102,413,429

Net additions in 1996                        --         536,527         536,527
                                  -------------   -------------   -------------
Balance, December 31, 1996        $   4,284,878   $  98,665,078   $ 102,949,956
                                  =============   =============   =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 1996

                                                                    Buildings,
                                                                   Furnishings,
Accumulated Depreciation:                                         and Equipment
------------------------                                           ------------
Balance, January 1, 1994                                           $ 36,673,161

Adjustment for foreclosure
of Montecito Property                                                (1,805,052)

Net additions for 1994                                                3,645,567
                                                                   ------------
Balance, December 31, 1994                                           38,513,676

Net additions for 1995                                                3,239,884
                                                                   ------------
Balance, December 31, 1995                                           41,753,560

Net additions for 1996                                                3,470,865
                                                                   ------------
Balance, December 31, 1996                                         $ 45,224,425
                                                                   ============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

HOUSING PROGRAMS LIMITED (the "Partnership") has no directors or executive officers of its own.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), Coast Housing Investments Associates (an affiliate of NAPICO) and Housing Programs Corporation II. NAPICO is a wholly-owned subsidiary of Casden Investment Company, an affiliate of The Casden Company. Housing Programs Corporation II is a wholly-owned subsidiary of LB I Group Inc. The following biographical information is presented for the directors and executive officers of NAPICO and officers of Housing Programs Corporation II with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 45, President and a director of NAPICO.

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

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

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

SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.

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

BOB SCHAFER, 55, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

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

ROCCO F. ANDRIOLA, 38, serves as President and Chief Financial Officer of Housing Programs Corporation II and Managing Director of Lehman Brothers Inc. in its Diversified Asset Group. He has held such position with Lehman since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From November 1986 through May 1989, Mr. Andriola held the position of Vice President in the Corporate Transactions Group of Shearson Lehman Brothers, Office of the General Counsel. From September 1982 through October 1986, Mr. Andriola was employed by the law firm of Donovan Leisure Newton & Irvine as a corporate and securities attorney. Mr. Andriola graduated summa cum laude from Fordham University in 1979 with a B.A. degree in Economics and Political Science. Mr. Andriola received a J.D. degree and an LL.M degree in Corporate Law from New York University School of Law in 1982 and 1986, respectively.

JOHN H. NG, 46, is a Vice President of Housing Programs Corporation II and Vice President of Lehman Brothers Inc. He has been employed by Lehman since November 1977. He is an asset manager of the Diversified Asset Group of Lehman and has held such position since 1985. From 1980 to 1985, Mr. Ng served as Senior Financial Analyst in the Corporate Planning and Development Department and from 1977 to 1980 he was an analyst in the Controller's Department. Prior to joining Lehman, he served as a Teaching Assistant in Finance and Economics at the University of Minnesota. Mr. Ng received an M.B.A. with a concentration in Corporate Finance from the University of Minnesota in 1977 and a B.A. magna cum laude in Economics with a specialization in Monetary Economics from Moorhead State University in 1975.

MARK J. MARCUCCI, 34, is a Vice President of Housing Programs Corporation II and Vice President of Lehman Brothers Inc. in its Diversified Asset Group. Since joining Lehman Brothers in 1988, Mr. Marcucci's responsibilities have been concentrated in the restructuring, asset management, leasing, financing, refinancing and disposition of commercial office and residential real estate. Prior to joining Lehman Brothers, Mr. Marcucci was employed in a corporation lending capacity at Republic National Bank of New York. Mr. Marcucci received a B.B.A. in Finance from Hofstra University and a Master of Science in Real Estate from New York University. In addition, Mr. Marcucci holds both Series 7 and Series 63 securities licenses.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS:

Housing Programs Limited has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the general partners an annual management fee. The annual management fee is approximately equal to .5% of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the local partnership. In addition, the Partnership reimburses NAPICO for certain expenses.

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

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1996, 1994 and 1993.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO HOUSING PROGRAMS LIMITED AND LIMITED PARTNERSHIPS IN WHICH HOUSING PROGRAMS LIMITED HAS INVESTMENTS

Schedule - Investments in Limited Partnerships for the years ended December 31, 1996, 1995 and 1994.

Schedule III - Real Estate and Accumulated Depreciation of Property Held by Local Limited Parnterships, December 31, 1996.

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

Reports on Form 8-K

No reports on Form 8K were filed during the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


HOUSING PROGRAMS LIMITED

By:            NATIONAL PARTNERSHIP INVESTMENTS CORP.
               The General Partner


----------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


----------------------------------------
Bruce E. Nelson
Director and President


----------------------------------------
Alan I. Casden
Director


----------------------------------------
Henry C. Casden
Director


----------------------------------------
Brian D. Goldberg
Director


----------------------------------------
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


----------------------------------------
Bob E. Schafer
Senior Vice President and Corporate Controller