Form 10-Q
period 1997-03-31
HOUSING PROGRAMS LTD
filed 1997-05-20
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

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


                                 Yes [X]   No [ ]

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997




PART I.  FINANCIAL INFORMATION

               Item 1.  Financial Statements

                      Balance Sheets, March 31, 1997 and December 31, 1996 .....................................1

                      Statements of Operations,
                              Three Months Ended March 31, 1997 and 1996........................................2

                      Statement of Partners' Equity (Deficiency),
                              Three Months Ended March 31, 1997 ................................................3

                      Statements of Cash Flow,
                              Three Months Ended March 31, 1997 and 1996........................................4

                      Notes to Financial Statements ............................................................5

               Item 2.  Management's Discussion and Analysis of Financial
                               Condition and Results of Operation..............................................11


PART II.  OTHER INFORMATION

               Item 1.  Legal Proceedings......................................................................13

               Item 6.  Exhibits and Reports on Form 8-K.......................................................13

               Signatures......................................................................................14

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS
                                                                              1997               1996
                                                                           (Unaudited)        (Audited)
                                                                           ------------      ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                        $ 14,371,333      $ 14,364,056

CASH AND CASH EQUIVALENTS (Note 1)                                            1,010,286           948,476
                                                                           ------------      ------------

          TOTAL ASSETS                                                     $ 15,381,619      $ 15,312,532
                                                                           ============      ============


                                  LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3 and 6)                                         $ 10,169,743      $ 10,169,743
     Accrued interest payable (Notes 3 and 6)                                11,064,338        10,811,557
     Accrued fees and expenses due general
         partners (Note 4)                                                    1,398,709         1,317,044
     Accounts payable                                                            26,415            30,905
                                                                           ------------      ------------

                                                                             22,659,205        22,329,249
                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                                          (323,522)         (320,913)
     Limited partners                                                        (6,954,064)       (6,695,804)
                                                                           ------------      ------------

                                                                             (7,277,586)       (7,016,717)
                                                                           ------------      ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                                 $ 15,381,619      $ 15,312,532
                                                                           ============      ============



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



                                                       1997           1996
                                                    ---------      ---------
INTEREST INCOME                                     $  12,038      $   6,716
                                                    ---------      ---------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)       131,663        131,663
     General and administrative (Note 4)               14,214         15,019
     Legal and accounting (Note 4)                     44,483         44,804
     Interest (Notes 3 and 4)                         252,781        268,988
                                                    ---------      ---------

          Total operating expenses                    443,141        460,474
                                                    ---------      ---------

LOSS FROM OPERATIONS                                 (431,103)      (453,758)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                        133,856        145,401

EQUITY IN INCOME  OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                     36,378         38,000
                                                    ---------      ---------

NET LOSS                                            $(260,869)     $(270,357)
                                                    =========      =========

NET LOSS PER LIMITED PARTNERSHIP INTEREST           $     (21)     $     (22)
                                                    =========      =========



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)



                                           General          Limited
                                          Partners          Partners          Total
                                         -----------      -----------      -----------
PARTNERSHIP INTERESTS
       March 31, 1997                                          12,368
                                                          ===========

DEFICIENCY, January 1, 1997              $  (320,913)     $(6,695,804)     $(7,016,717)

       Net loss for the three months
       ended March 31, 1997                   (2,609)        (258,260)        (260,869)
                                         -----------      -----------      -----------

DEFICIENCY, March 31, 1997               $  (323,522)     $(6,954,064)     $(7,277,586)
                                         ===========      ===========      ===========



    The accompanying notes are an integral part of these inancial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                    1997             1996
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                  $  (260,869)     $  (270,357)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
            Equity in income of limited partnerships
               and amortization of acquisition costs                (36,378)         (38,000)
            Increase in accrued interest payable                    252,781          252,781
            Increase in accrued fees and
               expenses due general partners                         81,665          112,864
            Increase (decrease) in accounts payable                  (4,490)         418,185
                                                                -----------      -----------

                  Net cash provided by operating activities          32,709          475,473
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from limited partnerships
        recognized as a return of capital                            29,101              -
                                                                -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            61,810          475,473

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                     948,476          595,330
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                       $ 1,010,286      $ 1,070,803
                                                                ===========      ===========


    The accompanying notes are an integral part of these inancial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (the "Partnership") annual report for the year ended December 31, 1996. National Partnership Investments Corp. ("NAPICO") is a general partner for the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

        In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 1997 and the results of operations and changes in cash flows for the three months then ended.

        ORGANIZATION

        The Partnership is a limited partnership which was formed under the laws of the State of California on May 15, 1984. On September 12, 1984, the Partnership offered 3,000 units consisting of 6,000 limited partnership interests and warrants to purchase a maximum of 6,000 additional limited partnership interests through a public offering .

        The general partners of the Partnership are NAPICO, Housing Programs Corporation II and Coast Housing Investment Associates ("CHIA"). LB I Group Inc. owns 100 percent of the stock of Housing Programs Corporation
        II. Casden Investment Corp. owns 100 percent of NAPICO's stock. CHIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, general partner and Charles H. Boxenbaum, limited partner. Mr. Boxenbaum is currently the chief executive officer of NAPICO. The business of the Partnership is conducted primarily by its general partners as the Partnership has no employees of its own.

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

                                 MARCH 31, 1997


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

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Partnership adopted Statement of Financial Accounting Standards No. 121, Account for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

                                 MARCH 31, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

        The following is a summary of the Partnership's investment in lower-tier limited partnerships as of March 31, 1997:

        Balance, beginning of period                                  $14,364,056
        Amortization of acquisition costs                                  (9,622)
        Equity in income of limited partnerships                           46,000
        Distribution recognized as return of capital                      (29,101)
                                                                      -----------
        Balance, end of period                                        $14,371,333
                                                                      ===========

        The following are unaudited combined estimated statements of operations for the three months ended March 31, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                                 Three months     Three months
                                    ended            ended
                                March 31, 1997   March 31, 1996
                                --------------   --------------
        INCOME
           Rental and Other       $ 4,484,000      $ 4,283,000

        EXPENSES
           Depreciation               883,000          881,000
           Interest                   910,000          927,000
           Operating                2,982,000        2,823,000
                                  -----------      -----------

               Total expenses       4,775,000        4,631,000
                                  -----------      -----------

        NET LOSS                  $  (294,000)     $  (348,000)
                                  ===========      ===========

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 3 - NOTES PAYABLE

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for various non-recourse notes payable of $10,169,743, bearing interest at 9.5 percent per annum through December 31, 1994 to the various sellers of the partnership interests. Effective January 1, 1995, the interest rate for the two notes totaling $1,500,000 changed to 12.5 percent per terms of the notes. The notes have principal maturity dates ranging from October 31, 1996 to December 2001 or upon sale or refinancing of the underlying partnership properties. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

        The lower-tier partnership that owns the Deep Lake Hermitage Apartments has entered into a contract for the sale of Deep Lake Hermitage. There is a $1,500,000 notes payable (which matured in October, 1996) by the Partnership to sellers of interests in the lower-tier partnership that owns the Deep Lake Hermitage property. The total outstanding balance of the notes, including accrued interest of $1,682,221, at March 31, 1997 is approximately $3,182,221, which currently due and payable. Based on the current estimated value of the Deep Lake Hermitage property, the sale will not generate sufficient funds to fully repay the notes payable. The Partnership has entered into an agreement with the noteholders who will accept a reduced payment of $1,000,000 together with net cash flow generated by the project since October, 1996 in full satisfaction of all obligations in order to enable the sale of the project. The project is in the process of being sold for $4,800,000, which is scheduled to be completed in August, 1997. Because the notes and interest payable are non-recourse liabilities, a gain on debt forgiveness is expected to be realized by the Partnership upon sale of the property. However, if the sale is not completed, the Partnership has deposited into escrow an assignment of the Partnership's interest in Deep Lake Hermitage Apartments, which assignment will be delivered to the noteholders, resulting in the loss of the Partnership's interest in the Deep Lake Local Partnership. The Partnership's carrying value of the investment in the Deep Lake Local Partnership is approximately $980,000 at March 31, 1997.

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS

        Under the terms of the Partnership's Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to 0.5 percent of the invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective limited partnerships. For the three months ended March 31, 1997 and 1996, the expense was $131,663.

        The Partnership also reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $0, and $7,461 for the three months ended March 31, 1997 and 1996, respectively, and is included in operating expenses.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS (CONTINUED)

        As of March 31, 1997, the fees and expenses due the general partners exceeded the Partnership's cash and cash equivalents and short term investments. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

        An affiliate of NAPICO is the general partner in ten of the limited partnerships, and another affiliate receives property management fees of approximately 5 to 6 percent of revenues from five of the ten partnerships. For the three months ended March 31, 1997 and 1996, approximately $61,600 and $58,900, respectively, was paid to the NAPICO affiliate for property management fees.

        Pursuant to a Memorandum of Understanding entered into on August 11, 1995, the Partnership paid interest of $16,207 on May 1, 1996 to an affiliate of NAPICO, that served as the management company for properties owned by the Partnership. The interest relates to funds advanced to the Partnership by the master disbursement account maintained by the management company. In addition, the Partnership on May 1, 1996 reimbursed Housing Programs Corporation II $15,000 for professional fees, which were paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

NOTE 5 - CONTINGENCIES

        NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The cash flow generated by operations of the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


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

        Except for certificates of deposit and money market funds, the Partnership's investments are entirely of interests in other limited partnerships owning government assisted housing projects. Available cash is invested to provide interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

        The lower-tier partnership that owns the Deep Lake Hermitage Apartments has entered into a contract for the sale of Deep Lake Hermitage. There is a $1,500,000 note payable (which note matured in October, 1996) by the Partnership to a seller of interests in the lower-tier partnership that owns the Deep Lake Hermitage property. The total outstanding balance of the note (including accrued interest of $1,682,221) is approximately $3,182,221, which is currently due and payable. Based on the current estimated value of the Deep Lake Hermitage property, the sale will not generate sufficient funds to fully repay the note payable. The Partnership has entered into an agreement with the noteholders who will accept a reduced payment of $1,000,000 together with net cash flow generated by the project since October, 1996 in full satisfaction of all obligations in order to enable the sale of the project. The project is in the process of

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        being sold for $4,800,000, which is scheduled to be completed in August, 1997. Because the note and interest payable are non-recourse liabilities, a gain on debt forgiveness is expected to be realized by the Partnership upon sale of the property. However, if the sale is not completed, the Partnership has deposited into escrow an assignment of the Partnership's interest in the lower-tier partnership which owns the Deep Lake Hermitage Apartments, which assignment will be delivered to the noteholders, resulting in the loss of the Partnership's interest in the Deep Lake Local Partnership. The Partnership's carrying value of the investment in the Deep Lake Local Partnership is approximately $980,000.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997



PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of March 31, 1997, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

        (a) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997

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


                                  HOUSING PROGRAMS LIMITED
                                  (a California limited partnership)



                                  By:   National Partnership Investments Corp.
                                        General Partner


                                  Date:
                                       -----------------------------------------



                                  By:
                                      ------------------------------------------
                                        Bruce Nelson
                                        President


                                  Date:
                                       -----------------------------------------



                                  By:
                                      ------------------------------------------
                                        Shawn Horwitz
                                        Executive Vice President and
                                        Chief Financial Officer


                                  Date:
                                       -----------------------------------------