Form 10-Q
period 1997-06-30
HOUSING PROGRAMS LTD
filed 1997-08-19
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1997

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997


PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Balance Sheets, June 30, 1997 and December 31, 1996 ......................1

                  Statements of Operations,
                        Six and Three Months Ended June 30, 1997 and 1996...................2

                  Statement of Partners' Deficiency,
                        Six Months Ended June 30, 1997 .....................................3

                  Statements of Cash Flow,
                        Six Months Ended June 30, 1997 and 1996.............................4

                  Notes to Financial Statements ............................................5

            Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operation................................10


PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings.....................................................12

            Item 6.  Exhibits and Reports on Form 8-K......................................12

            Signatures  ...................................................................13

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS


                                                                   1997                1996
                                                                (Unaudited)          (Audited)
                                                                ------------        ------------

         INVESTMENTS IN LIMITED PARTNERSHIPS
             (Notes 1 and 2)                                    $ 13,165,812        $ 14,364,056

         CASH AND CASH EQUIVALENTS (Note 1)                        1,267,265             948,476

         OTHER ASSETS                                                 64,299                   -

                                                                ------------        ------------

                   TOTAL ASSETS                                 $ 14,497,376        $ 15,312,532
                                                                ============        ============


LIABILITIES AND PARTNERS' DEFICIENCY

         LIABILITIES:
              Notes payable (Notes 3 and 6)                     $  8,669,743        $ 10,169,743
              Accrued interest payable (Notes 3 and 6)             9,535,399          10,811,557
              Accrued fees and expenses due general
                  partners (Note 4)                                1,480,373           1,317,044
              Accounts payable                                        18,354              30,905
                                                                ------------        ------------

                                                                  19,703,869          22,329,249
                                                                ------------        ------------

         COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

         PARTNERS' DEFICIENCY:
              General partners                                      (302,811)           (320,913)
              Limited partners                                    (4,903,682)         (6,695,804)
                                                                ------------        ------------

                                                                  (5,206,493)         (7,016,717)
                                                                ------------        ------------
                    TOTAL LIABILITIES AND PARTNERS'
                         DEFICIENCY                             $ 14,497,376        $ 15,312,532
                                                                ============        ============



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                       Six months        Three months       Six months        Three months
                                                         ended              ended              ended              ended
                                                     June  30, 1997     June  30, 1997     June  30, 1996     June  30, 1996
                                                      -----------        -----------        -----------        -----------

INTEREST INCOME                                       $    24,996        $    12,958        $    19,563        $    12,847

OPERATING EXPENSES:
     Management fees - general partner (Note 4)           263,326            131,663            263,326            131,663
     General and administrative (Note 4)                   32,131             17,918             25,964             10,946
     Legal and accounting (Note 4)                         74,624             30,141             66,152             21,348
     Interest (Notes 3 and 4)                             505,563            252,781            521,770            252,781
                                                      -----------        -----------        -----------        -----------

       Total operating expenses                           875,644            432,503            877,212            416,738
                                                      -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                                     (850,648)          (419,545)          (857,649)          (403,891)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                            439,020            305,164            145,401                  -

EQUITY IN INCOME  OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                         72,756             36,378             76,000             38,000
                                                      -----------        -----------        -----------        -----------

NET LOSS BEFORE EXTRAORDINARY GAIN                    $  (338,872)       $   (78,003)       $  (636,248)       $  (365,891)
                                                      ===========        ===========        ===========        ===========

NET INCOME  (LOSS) PER LIMITED PARTNERSHIP
     INTEREST BEFORE EXTRAORDINARY GAIN               $       (27)       $        (6)       $       (51)       $       (30)
                                                      ===========        ===========        ===========        ===========

EXTRAORDINARY GAIN -
    DEBT FORGIVENESS (NOTE 3)                           2,149,096          2,149,096                  -                  -
                                                      -----------        -----------        -----------        -----------

NET INCOME (LOSS) AFTER EXTRAORDINARY GAIN            $ 1,810,224        $ 2,071,093        $  (636,248)       $  (365,891)
                                                      ===========        ===========        ===========        ===========

NET INCOME  (LOSS) PER LIMITED PARTNERSHIP
     INTEREST AFTER EXTRAORDINARY GAIN                $       146        $       167        $       (51)       $       (30)
                                                      ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                           General           Limited
                                          Partners           Partners           Total
                                        -----------        -----------        -----------
PARTNERSHIP INTERESTS
    June 30, 1997                                               12,368
                                                           ===========

DEFICIENCY, January 1, 1997             $  (320,913)       $(6,695,804)       $(7,016,717)

    Net income for the six months
    ended June 30, 1997                      18,102          1,792,122          1,810,224
                                        -----------        -----------        -----------

DEFICIENCY, June 30, 1997               $  (302,811)       $(4,903,682)       $(5,206,493)
                                        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                                              1997               1996
                                                                           -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  income (loss)                                                     $ 1,810,224        $  (636,248)
    Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
           Equity in income of limited partnerships
              and amortization of acquisition costs                            (72,756)           (76,000)
           Extraordinary gain - Debt forgiveness                            (2,149,096)                 -
           Increase in accrued interest payable                                374,538            505,563
           Increase in accrued fees and
              expenses due general partners                                    163,329            179,987
           Increase (decrease) in accounts payable                             (12,551)           147,185
                                                                           -----------        -----------

                 Net cash (used in) provided by operating activities           113,688            120,487
                                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions from limited partnerships
       recognized as a return of capital                                       205,101             71,064
                                                                           -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      318,789            191,551

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                                948,476            595,330
                                                                           -----------        -----------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                  $ 1,267,265        $   786,881
                                                                           ===========        ===========

NON-CASH INVESTING AND  FINANCING ACTIVITIES:

    Repayment of debt by lower-tier partnership
       and foregiveness of debt                                              3,150,696                  -
                                                                           ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

     In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 1997 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

     The investments in local limited partnerships are accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment accounts.

     NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

     Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 12,368 for all years presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     As of June 30, 1997, the Partnership holds indirect interests in 17 properties, as the sole limited partner in various limited partnerships. The 17 lower-tier limited partnerships own residential rental projects consisting of a total of 2,542 apartment units. The mortgage loans encumbering these projects are insured by various governmental agencies.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

     The following is a summary of the Partnership's investment in lower-tier limited partnerships for the six months ended June 30, 1997:





Balance, beginning of period                       $ 14,364,056
Amortization of acquisition costs                       (19,244)
Equity in income of limited partnerships                 92,000
Distribution recognized as return of capital         (1,271,000)
                                                   ------------

Balance, end of period                             $ 13,165,812
                                                   ============


The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:


                                      Six months        Three months        Six months       Three months
                                        ended              ended              ended             ended
                                    June 30, 1997      June 30, 1997      June 30, 1996     June 30, 1996
                                     -----------        -----------        -----------        -----------
INCOME
   Rental and Other                   $8,968,000        $ 4,484,000        $ 8,566,000        $ 4,283,000
EXPENSES
   Depreciation                        1,766,000            883,000          1,762,000            881,000
   Interest                            1,820,000            910,000          1,854,000            927,000
   Operating                           5,964,000          2,982,000          5,646,000          2,823,000
                                     -----------        -----------        -----------        -----------

       Total expenses                  9,550,000          4,775,000          9,262,000          4,631,000
                                     -----------        -----------        -----------        -----------

NET LOSS                             $  (582,000)       $  (291,000)       $  (696,000)       $  (348,000)
                                     ===========        ===========        ===========        ===========

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997

NOTE 3 - NOTES PAYABLE

     Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for various non-recourse notes payable in the aggregate amount of $8,669,743, bearing interest at 9.5 percent per annum to the various sellers of the partnership interests. The notes have principal maturity dates ranging from December 31, 1999 to December 2001 or upon sale or refinancing of the underlying partnership properties. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

     On June 30, 1997, the lower-tier partnership that owns Deep Lake Hermitage Apartments consummated the sale of the apartment complex for $4,800,000. There were two notes payable by the Partnership to sellers of interests in the lower-tier partnership that owns the Deep Lake Hermitage property in the original aggregate principal amount of $1,500,000, which were secured by the Partnership's interest in the local limited partnership. The notes were payable in full on October 31, 1996, but were extended to allow sufficient time to sell the property. The notes in the principal amount of $1,500,000 had accrued interest of $1,650,696, for a total amount due of $3,150,696. The Partnership entered into an agreement with the note holders, who accepted a reduced payment of $1,000,000 in full satisfaction of all obligations, in order to enable the sale of property. This was paid by the lower tier partnership from proceeds of the sale. In addition, the apartment complex had a first mortgage note of approximately $3,500,000 which was paid off from proceeds of the sale. The Partnership recognized an extraordinary gain of $2,149,096 from the forgiveness of the debt.

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS

     Under the terms of the Partnership's Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to 0.5 percent of the invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective limited partnerships. For the six months ended June 30, 1997 and 1996, the amount accrued was $263,326.

     The Partnership also reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $0, and $9,948 for the six months ended June 30, 1997 and 1996, respectively, and is included in operating expenses.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS (CONTINUED)

     As of June 30, 1997, the fees and expenses due the general partners exceeded the Partnership's cash and cash equivalents and short term investments. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

     An affiliate of NAPICO is the general partner in ten of the limited partnerships, and another affiliate receives property management fees of approximately 5 to 6 percent of revenues from five of the ten partnerships. For the six months ended June 30, 1997 and 1996, approximately $123,292 and $118,900, respectively, was paid to the NAPICO affiliate for property management fees.

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

                                  JUNE 30, 1997

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

     On June 30, 1997, the lower-tier partnership that owns Deep Lake Hermitage Apartments consummated the sale of the apartment complex for $4,800,000. There were two notes payable by the Partnership to sellers of interests in the lower-tier partnership that owns the Deep Lake Hermitage property in the original aggregate principal amount of $1,500,000, which were secured by the Partnership's interest in the local limited partnership. The notes were payable in full on October 31, 1996, but were extended to allow sufficient time to sell the property. The notes in the principal amount of $1,500,000 had accrued interest of $1,650,696, for a total amount due of $3,150,696. The Partnership entered into an agreement with the note holders, who accepted a reduced payment of $1,000,000 in full satisfaction of all obligations, in order to enable the sale of property. This was paid by the lower tier partnership from proceeds of the sale.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATION (CONTINUED)

     In addition, the apartment complex had a first mortgage note of approximately $3,500,000 which was paid off from proceeds of the sale. The Partnership recognized an extraordinary gain of $2,149,096 from the forgiveness of the debt.

     Partnership entered into an agreement with the note holders, who accepted a reduced payment of $1,000,000 in full satisfaction of all obligations, in order to enable the sale of property. This was paid by the lower tier partnership from proceeds of the sale. In addition, the apartment complex had a first mortgage note of approximately $3,500,000 which was paid off from proceeds of the sale. The Partnership recognized an extraordinary gain of $2,149,096 from the forgiveness of the debt.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of June 30, 1997, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1997


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


                            HOUSING PROGRAMS LIMITED
                           (a California limited partnership)


                           By:  National Partnership Investments Corp.
                                General Partner


                                -----------------------------------------
                                Bruce Nelson
                                President


                           Date:
                                -----------------------------------------


                                -----------------------------------------
                                Charles H. Boxenbaum
                                Chief Executive Officer


                           Date:
                                 -----------------------------------------