Form 10-Q
period 1997-09-30
HOUSING PROGRAMS LTD
filed 1997-11-19
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997




PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

              Balance Sheets, September 30, 1997 and December 31, 1996 .......1

              Statements of Operations,
                 Nine and Three Months Ended September 30, 1997 and 1996......2

              Statement of Partners' Deficiency,
                 Nine Months Ended September 30, 1997 ........................3

              Statements of Cash Flow,
                 Nine Months Ended September 30, 1997 and 1996................4

              Notes to Financial Statements ..................................5

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation..........................10


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................12

    Item 6.  Exhibits and Reports on Form 8-K................................12

    Signatures...............................................................13


                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS
                                                                    1997             1996
                                                                 (Unaudited)       (Audited)
                                                                ------------      ------------

INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                             $ 13,185,509      $ 14,364,056

CASH AND CASH EQUIVALENTS (Note 1)                                 1,197,882           948,476

OTHER ASSETS                                                          64,299                --
                                                                ------------      ------------
          TOTAL ASSETS                                          $ 14,447,690      $ 15,312,532
                                                                ============      ============

                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3 and 6)                              $  8,669,743      $ 10,169,743
     Accrued interest payable (Notes 3 and 6)                      9,732,857        10,811,557
     Accrued fees and expenses due general
         partners (Note 4)                                         1,549,401         1,317,044
     Accounts payable                                                 20,226            30,905
                                                                ------------      ------------
                                                                  19,972,227        22,329,249
                                                                ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                               (305,991)         (320,913)
     Limited partners                                             (5,218,546)       (6,695,804)
                                                                ------------      ------------
                                                                  (5,524,537)       (7,016,717)
                                                                ------------      ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                      $ 14,447,690      $ 15,312,532
                                                                ============      ============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                      Nine months     Three months     Nine months      Three months
                                                         ended           ended            ended            ended
                                                    Sept. 30, 1997   Sept. 30, 1997   Sept. 30, 1996   Sept. 30, 1996
                                                    --------------   --------------   --------------   --------------

INTEREST INCOME                                        $    41,582      $    16,586      $    29,565      $    10,002

OPERATING EXPENSES:
     Management fees - general partner (Note 4)            382,354          119,029          394,988          131,663
     General and administrative (Note 4)                    56,771           24,639           37,544           13,779
     Legal and accounting (Note 4)                          96,058           21,434           92,305           23,953
     Interest (Notes 3 and 4)                              711,469          205,906          774,551          252,781
                                                       -----------      -----------      -----------      -----------

             Total operating expenses                    1,246,652          371,008        1,299,388          422,176
                                                       -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                                    (1,205,070)        (354,422)      (1,269,823)        (412,174)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                             439,020               --          164,647           19,246

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                         109,134           36,378          114,000           38,000
                                                       -----------      -----------      -----------      -----------

NET LOSS BEFORE EXTRAORDINARY GAIN                     $  (656,916)     $  (318,044)     $  (991,176)     $  (354,928)
                                                       ===========      ===========      ===========      ===========

NET LOSS PER LIMITED PARTNERSHIP INTEREST
     BEFORE EXTRAORDINARY GAIN                         $       (53)     $       (26)     $       (80)     $       (29)
                                                       ===========      ===========      ===========      ===========

EXTRAORDINARY GAIN -
    DEBT FORGIVENESS (NOTE 3)                            2,149,096               --               --               --
                                                       -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                      $ 1,492,180      $  (318,044)     $  (991,176)     $  (354,928)
                                                       ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST                                          $       121      $       (26)     $       (80)     $       (29)
                                                       ===========      ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)



                                          General          Limited
                                          Partners        Partners           Total
                                        -----------      ------------     -----------

PARTNERSHIP INTERESTS
     September 30, 1997                                       12,368
                                                         ===========

DEFICIENCY, January 1, 1997             $  (320,913)     $(6,695,804)     $(7,016,717)

     Net income for the nine months
     ended September 30, 1997                14,922        1,477,258        1,492,180
                                        -----------      -----------      -----------

DEFICIENCY, September 30, 1997          $  (305,991)     $(5,218,546)     $(5,524,537)
                                        ===========      ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                                          1997             1996
                                                                      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                    $ 1,492,180      $  (991,176)
 Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
   Equity in income of limited partnerships
    and amortization of acquisition costs                                (109,134)        (114,000)
   Decrease in notes payable                                           (1,500,000)              --
   Decrease in accrued interest payable                                (1,078,700)         694,230
   Increase in accrued fees and expenses due general partners             232,357          244,986
   Increase in other assets                                               (64,299)
   Decrease in accounts payable                                           (10,679)         (10,952)
                                                                      -----------      -----------

     Net cash provided by (used in) operating activities               (1,038,275)        (176,912)
                                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from limited partnerships
   recognized as a return of capital                                    1,287,681          172,140
                                                                      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      249,406           (4,772)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            948,476          595,330
                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,197,882      $   590,558
                                                                      ===========      ===========

NON-CASH INVESTING AND  FINANCING ACTIVITIES:

  Repayment of debt by lower-tier partnership
    and forgiveness of debt.                                            3,150,696               --
                                                                      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

        In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 1997 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997


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

                               SEPTEMBER 30, 1997


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

        The following is a summary of the Partnership's investment in lower-tier limited partnerships for the nine months ended September 30, 1997:

        Balance, beginning of period                     $ 14,364,056
        Amortization of acquisition costs                     (28,866)
        Equity in income of limited partnerships              138,000
        Distribution recognized as return of capital       (1,287,681)
                                                         ------------
        Balance, end of period                           $ 13,185,509
                                                         ============


        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:


                            Nine months      Three months       Nine months      Three months
                               ended             ended             ended             ended
                          Sept. 30, 1997    Sept. 30, 1997    Sept. 30, 1996    Sept. 30, 1996
                          --------------    --------------    --------------    --------------
INCOME
   Rental and Other       $   13,452,000    $    4,484,000    $   12,849,000    $    4,283,000

EXPENSES
   Depreciation                2,649,000           883,000         2,643,000           881,000
   Interest                    2,730,000           910,000         2,781,000           927,000
   Operating                   8,946,000         2,982,000         8,469,000         2,823,000
                          --------------    --------------    --------------    --------------

       Total expenses         14,325,000         4,775,000        13,893,000         4,631,000
                          --------------    --------------    --------------    --------------

NET LOSS                  $     (873,000)   $     (291,000)   $   (1,044,000)   $     (348,000)
                          ==============    ==============    ==============    ==============

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997

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

         During the nine months ended September 30, 1997, the lower-tier partnership that owns Deep Lake Hermitage Apartments consummated the sale of the apartment complex for $4,800,000. There were two notes payable by the Partnership to sellers of interests in the lower-tier partnership that owns the Deep Lake Hermitage property in the original aggregate principal amount of $1,500,000, which were secured by the Partnership's interest in the local limited partnership. The notes were payable in full on October 31, 1996, but were extended to allow sufficient time to sell the property. The notes in the principal amount of $1,500,000 had accrued interest of $1,650,696, for a total amount due of $3,150,696. The Partnership entered into an agreement with the note holders, who accepted a reduced payment of $1,000,000 in full satisfaction of all obligations, in order to enable the sale of property. This was paid by the lower tier partnership from proceeds of the sale. In addition, the apartment complex had a first mortgage note of approximately $3,500,000 which was paid off from proceeds of the sale. The Partnership recognized an extraordinary gain of $2,149,096 from the forgiveness of the debt.

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS

         Under the terms of the Partnership's Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to 0.5 percent of the invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective limited partnerships. For the nine months ended September 30, 1997 and 1996, the amount accrued was $382,354 and $394,988, respectively.

         The Partnership also reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $0, and $9,948 for the nine months ended September 30, 1997 and 1996, respectively, and is included in operating expenses.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS (CONTINUED)

         As of September 30, 1997, the fees and expenses due the general partners exceeded the Partnership's cash and cash equivalents and short term investments. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

         An affiliate of NAPICO is the general partner in ten of the limited partnerships, and another affiliate receives property management fees of approximately 5 to 6 percent of revenues from five of the ten partnerships. For the nine months ended September 30, 1997 and 1996, approximately $167,182 and $179,400, respectively, was paid to the NAPICO affiliate for property management fees.

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

                               SEPTEMBER 30, 1997



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

         During the nine months ended September 30, 1997, the lower-tier partnership that owns Deep Lake Hermitage Apartments consummated the sale of the apartment complex for $4,800,000. There were two notes payable by the Partnership to sellers of interests in the lower-tier partnership that owns the Deep Lake Hermitage property in the original aggregate principal amount of $1,500,000, which were secured by the Partnership's interest in the local limited partnership. The notes were payable in full on October

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of September 30, 1997, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


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


                            HOUSING PROGRAMS LIMITED
                            (a California limited partnership)



                            By: National Partnership Investments Corp.
                                General Partner




                                ------------------------------------------------
                                Bruce Nelson
                                President



                            Date:
                                 -----------------------------------------------




                                ------------------------------------------------
                                Charles H. Boxenbaum
                                Chief Executive Officer



                            Date:
                                 -----------------------------------------------