Form 10-K
period 1997-12-31
HOUSING PROGRAMS LTD
filed 1998-04-15
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1997

                             Commission File Number
                                     0-13808

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

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), Housing Programs Corporation II and National Partnership Investments Associates II ("NPIA") (collectively, the "General Partners"). The business of the Partnership is conducted primarily by its General Partners as Housing Programs Limited has no employees of its own.

NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden, Henry C. Casden and Brian D. Goldberg. LBI Group Inc. owns all of the stock of Housing Programs Corporation II. CHIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum, as limited partner.

The Partnership holds limited partnership interests in seventeen local limited partnerships (referred herein as the "local" or "lower-tier" limited partnerships) as of December 31, 1997. NAPICO holds a general partnership interest in nine of the local limited partnerships. The remaining local partnerships general partners are unaffiliated with the Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

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

During 1997, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 1997, of the projects owned by local partnerships in which the Partnership has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
               IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 1997

                                              Units Authorized
                                                 For Rental
                               No. of         Assistance Under          Units       Percentage of
Name & Location                 Units             Section 8           Occupied       Total Units
---------------                 -----          ---------------        --------      ------------
Bannock Arms Apts.               66                  66                  66              100%
  Boise, ID

Berkeley Gardens                132                  26                 128               97%
  Martinsburg, WV

Cape LaCroix                    125                   0                 120               96%
  Cape Girardeau, MO

Cloverdale                      100                   0                  97               97%
  Crawfordsville, IN

Cloverleaf                       94                  94                  93               99%
  Indianapolis, IN

Evergreen Apts                  330                 330                 323               98%
  Oshtemo, MI

Friendship Arms                 151                 150                 151              100%
  Hyattsville, MD

Jenny Lind Hall                  78                  78                  78              100%
  Springfield, MO

Lancaster Heights               198                   0                 184               93%
  Normal, IL

Locust House                     99                  98                  99              100%
  Westminster, MD

Midpark Towers                  202                 202                 200               99%
  Dallas, TX

Oxford House                    156                 152                 156              100%
  Decatur, IL

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
               IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 1997

                                              Units Authorized
                                                 For Rental
                               No. of         Assistance Under          Units       Percentage of
Name & Location                 Units             Section 8           Occupied       Total Units
---------------                 -----          ---------------        --------      ------------
Plaza Village                   228                 114                 219               96%
  Woonsocket, RI

Round Barn Manor                156                 156                 156              100%
  Champaign, IL

Santa Fe Towers                 252                 251                 244               97%
  Overland Park, KS

Walnut Towers                    78                  77                  78              100%
  Winfield, KS

Westwood Terrace                 97                  97                  96               99%
                              -----               -----               -----
  Moline, IL

     TOTAL                    2,542               1,909               2,488               98%
                              =====               =====               =====

ITEM 2.   PROPERTIES

Through its investments in local limited partnerships, the Partnership holds interests in real estate properties.


ITEM 3.   LEGAL PROCEEDINGS

As of December 31, 1997, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership.


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

ITEM 6.    SELECTED FINANCIAL DATA:



                                                                  Year Ended December 31,
                                   ---------------------------------------------------------------------------------------
                                           1997              1996               1995               1994              1993
                                   ------------       ------------       ------------       ------------       ------------

Loss From Operations               $ (1,554,011)      $ (1,698,332)      $ (1,727,047)      $ (1,690,366)      $ (1,699,642)

Distribution From Limited
   Partnerships Recognized
   as Income                            468,618            387,721            307,474            520,001            473,210

Equity in Income (Loss)
   of Limited Partnerships
   and amortization of
   acquisition costs                    367,144            142,894             87,795           (210,249)           616,683

Extraordinary gain - debt
   forgiveness                     $  2,149,096       $         --       $         --       $         --       $         --
                                   ------------       ------------       ------------       ------------       ------------

Net Income (Loss)                  $  1,430,847       $ (1,167,717)      $ (1,331,778)      $ (1,380,614)      $   (609,749)
                                   ============       ============       ============       ============       ============

Net Income (Loss) per Limited
   Partner Interest                $        116       $        (94)      $       (108)      $       (111)      $        (49)
                                   ============       ============       ============       ============       ============



Total assets                       $ 14,571,452       $ 15,312,532       $ 15,191,113       $ 15,692,284       $ 15,858,598
                                   ============       ============       ============       ============       ============

Investments in
   Limited Partnerships            $ 13,409,054       $ 14,364,056       $ 14,470,783       $ 14,533,940       $ 15,184,763
                                   ============       ============       ============       ============       ============


Notes payable                      $  8,669,743       $ 10,169,743       $ 10,169,743       $ 10,177,433       $ 10,177,433
                                   ============       ============       ============       ============       ============

Fees and Expenses Due to
   General Partners                $  1,562,552       $  1,317,044       $    990,393       $  1,092,620       $    714,742
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

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which the Partnership has invested could produce tax losses for as long as 20 years. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense will decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available.

At December 31, 1997, the Partnership has investments in 17 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the 17 local limited partnerships that were allocated to the Partnership were $485,000, $1,148,000 and $1,379,000 for the years ended December 31, 1997, 1996 and 1995, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in income of limited partnerships of $367,144, $142,894 and $87,795 for the years ended December 31, 1997, 1996 and 1995, respectively. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $12,507,000 and $11,603,000 as of December 31, 1997 and 1996, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $486,618, $387,721 and $307,474 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1997, 1996 and 1995, the Partnership has cash and cash equivalents of $1,162,398, $948,476 and $595,330, respectively. Substantially all of these amounts are on deposit with one money market mutual fund, earning interest. This resulted in the Partnership earning approximately $58,000, $40,000 and $44,000 in interest income for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $509,806, $526,651 and $547,773 for the years ended December 31, 1997, 1996 and 1995, respectively. The fees have decreased due to the foreclosure of a property owned by a local partnership in 1995 and the sale of another property in 1997, which reduced the invested assets.

The Partnership is obligated on non-recourse notes payable of $8,669,743 and $10,169,743 at December 31, 1997 and 1996, respectively, which bear interest at
9.5 percent per annum and have principal maturities ranging from December 1999 to December 2001. Effective January 1, 1995, the interest rate for two notes totalling $1,500,000 changed from 9.5 percent to 12.5 percent per the terms of the notes, and the note holders accepted a reduced payment of $1,000,000 in full satisfaction of all obligations in 1997 in connection with the sale of the related property. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. In addition, pursuant to a Memorandum of Understanding entered into on August 11, 1995, the Partnership paid $16,207 in interest on May 1, 1996 to an affiliate of NAPICO that served as the management company for properties owned by the Partnership. The interest relates to funds advanced to the Partnership by the master disbursement account maintained by the management company. Interest expense totalled $917,376, $1,027,333 and $1,011,127 for 1997, 1996 and 1995,
respectively.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $109,225, $124,958 and $125,941 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in legal and accounting fees in 1996, is $15,000 that the Partnership reimbursed Housing Programs Corporation II for professional fees, which were paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding. General and administrative expenses were $75,592, $59,324 and $86,350 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totalled $0, $9,948 and $29,845 for the years ended December 31, 1997, 1996 and 1995, respectively.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1997, 1996 and 1995, after adjusting for the sale of Deep Lake Hermitage Apartments ("Deep Lake") in June 1997 (see below). Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 17 local partnerships remained fairly constant, and was $17,633,000, $17,935,000 and $17,132,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

Total expenses for the 17 local partnerships remained fairly consistent, and were $18,123,000, $19,091,000 and $18,525,000 for the years ended December 31,
1997, 1996 and 1995, respectively. In addition to expenses decreasing as a result of the sale of Deep Lake, interest expense decreased in 1997 as a result of the interest rate being reduced on several properties' notes payable.

The total net loss for the 17 local partnerships for 1997, 1996 and 1995 aggregated $490,000, $1,156,000 and $1,393,000, respectively. The losses allocated to the Partnership were $485,000, $1,148,000 and $1,379,000 for 1997, 1996 and 1995, respectively.

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

During the year ended December 31, 1997, the lower-tier partnership that owns Deep Lake consummated the sale of the apartment complex for $4,800,000. There were two notes payable by the Partnership to sellers of interests in the lower-tier partnership that owns the Deep Lake property in the aggregate principal amount of $1,500,000, which were secured by the Partnership's interest in the local limited partnership. The notes had accrued interest of $1,650,696, for a total amount due of $3,150,696. The Partnership entered into an agreement with the note holders, who accepted a reduced payment of $1,001,600 in full satisfaction of all obligations, in order to enable the sale of property. This was paid by the lower tier partnership from proceeds of the sale, and approximated the Partnership's investment balance in Deep Lake. In addition, the apartment complex had a first mortgage note of approximately $3,500,000 which was paid off from proceeds of the sale. The Partnership recognized an extraordinary gain of $2,149,096 from the forgiveness of the debt.

Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the real estate assets of the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

The Partnership, as a Limited Partner in the local partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, changing legislation and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Housing Programs Limited
(A California limited partnership)

We have audited the accompanying balance sheets of Housing Programs Limited (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 26 percent and 27 percent of total assets as of December 31, 1997 and 1996, respectively, and the equity in income (loss) of these limited partnerships represent 8 percent, 23 percent and 15 percent of the total net loss of the Partnership for the years ended December 31, 1997, 1996 and 1995, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                   AND ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Bannock Arms Second Limited Partnership

We have audited the accompanying balance sheets of BANNOCK ARMS SECOND LIMITED PARTNERSHIP (a limited partnership), FHA Project No. 124-35019-PM, (the "Partnership"), as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bannock Arms Second Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements takes as a whole. The accompanying 1997 additional financial data (shown on pages 13 through 19) are presented for purposes of additional analysis and are not a required part of the financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 1997 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998 on our consideration of the Partnership's internal control and a report dated February 10, 1998 on its compliance with laws and regulations.


                    /s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
February 10, 1996

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT


To the Partners of
Bannock Arms Second Limited Partnership

We have audited the accompanying balance sheets of BANNOCK ARMS SECOND LIMITED PARTNERSHIP, FHA Project No. 124-35019-PM, (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was conducted for the purpose of forming an opinion on the financial statements take as a whole. The accompanying 1996 additional financial data shown on pages 13 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                    /s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
February 17, 1997

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Berkeley Gardens Limited Partnership

     We have audited the accompanying balance sheet of Berkeley Gardens Limited Partnership as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Gardens Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our 1997 audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 28, 1998 on our consideration of Berkeley Gardens Limited Partnership's internal control and on its compliance with specific requirements applicable to major and nonmajor HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.


                                        [SIG]


                                        Federal Employer
                                          Identification Number:
                                          52-1088612

Bethesda, Maryland
January 28, 1998

Audit Principal: Craig Birmingham

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

     In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 28, 1997 on our consideration of Berkeley Gardens Limited Partnership's internal control and on its compliance with specific requirements applicable to major and nonmajor HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                        [SIG]
                                        ----------------------------------------
                                        Federal Employer
                                          Identification Number:
                                          52-1088612

Bethesda, Maryland
January 28, 1997

Audit Principal: Craig Birmingham

                          [REZNICK FEDDER & SILVERMAN]



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




                                        /s/ RESNICK FEDDER & SILVERMAN
                                        -----------------------------------


Bethesda, Maryland                      Federal Employer
January 19, 1996                          Identification Number:
                                          52-1088612


Audit Principal: Craig Birmingham

                     [COOPERS & LYBRAND L.L.P. LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Oshtemo Limited Dividend
Housing Association:

We have audited the accompanying balance sheet of Oshtemo Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 544, as of December 31, 1997 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Oshtemo Limited Dividend Housing Association, MSHDA Development No. 544, as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998 on our consideration of Oshtemo Limited Dividend Housing Association's internal control structure and a report dated January 26, 1998 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Oshtemo Limited Dividend Housing Association. This supplementary data is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

We have previously audited and expressed an unqualified opinion on the financial statements of Oshtemo Limited Dividend Housing Association for the years 1990 through 1995. In our opinion, the supplemental data included on page 15, relating to the years 1990 through 1997, is fairly stated, in all material respects, in relation to the basic financial statements from which it has been derived. The data on page 15 for the years 1983 through 1989 was not audited by us and, accordingly, we do not express an opinion on such data. That data was audited by other auditors who have ceased operation and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ COOPERS & LYBRAND L.L.P.

Detroit, Michigan
January 26, 1998

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

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Oshtemo Limited Housing Association's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

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

Detroit, Michigan
January 31, 1997

                         [COOPERS & LYBRAND LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Oshtemo Limited Dividend
Housing Association:

We have audited the accompanying balance sheet of Oshtemo Limited Dividend Housing Association (a Michigan limited partnership), MHSDA Development No. 544, as of December 31, 1995 and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oshtemo Limited Housing Association, as of December 31, 1995 and the results of its operation and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

Detroit, Michigan
January 25, 1996

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Hyattsville Housing Associates

     We have audited the accompanying balance sheet of Hyattsville Housing Associates as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Gardens Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 4, 1998, on our consideration of Hyattsville Housing Associates' internal control structure and on its compliance with specific requirements applicable to CDA programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.




                                        /s/ RESNICK FEDDER & SILVERMAN
                                        -----------------------------------


Baltimore, Maryland                     Federal Employer Identification
January 4, 1998                           Number: 52-1088612


Audit Principal: Richard G. Schaefer

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyattsville Housing Associates as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 17, 1997, on our consideration of Hyattsville Housing Associates' internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

                                        /s/ REZNICK FEDDER & SILVERMAN


                                        Federal Employer Identification
                                          Number: 52-1088612

Baltimore, Maryland
January 17, 1997

Audit Principal: Richard G. Schaefer

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyattsville Housing Associates as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated January 18, 1996, on our consideration of Hyattsville Housing Associates' internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                       /s/ REZNICK FEDDER & SILVERMAN

                                        Federal Employer
                                          Identification Number:
                                          52-1088612

Baltimore, Maryland
January 18, 1996

Audit Principal: Richard G. Schaefer

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Locust House Associates

     We have audited the accompanying balance sheet of Locust House Associates as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Locust House Associates as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as whole. The supplemental information on pages 19 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 3, 1998 on our consideration of Locust House Associates' internal control and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                        /s/ RESNICK FEDDER & SILVERMAN


                                        Federal Employer
                                          Identification Number:
                                          52-1088612

Baltimore, Maryland
January 3, 1998


Audit Principal: Craig Birmingham

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Locust House Associates

     We have audited the accompanying balance sheet of Locust House Associates as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Locust House Associates as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information except for that portion marked "unaudited," on which we express no opinion, has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued reports dated January 8, 1997 on our consideration of Locust House Associates' internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                        /s/ RESNICK FEDDER & SILVERMAN


                                        Federal Employer
                                          Identification Number:
                                          52-1088612

Baltimore, Maryland
January 8, 1997

Audit Principal: Richard G. Schaefer

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

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated January 8, 1996, on our consideration of Locust House Associates' internal control structure and on its compliance with specific requirements applicable to HUD and CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                        /s/ REZNICK FEDDER & SILVERMAN

                                        Federal Employer
                                          Identification Number:
                                          52-1088612

Baltimore, Maryland
January 6, 1996

Audit Principal: Richard G. Schaefer

                          [KPMG PEAT MARWICK LLP LOGO]



                     REPORT ON AUDITED FINANCIAL STATEMENTS
                         AND SUPPLEMENTARY INFORMATION


                          INDEPENDENT AUDITORS' REPORT


The Partners
Plaza Village Group:

     We have audited the accompanying balance sheet of Plaza Village Group (the "Partnership"), FHA Project No. 016-44076-LDT-SUP as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 through 8 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated January 23, 1998 on: our consideration of the Partnership's internal controls, the Partnership's compliance with specific requirements applicable to major HUD programs, and the Partnership's compliance with specific requirements applicable to fair housing and non-discrimination.



                                        /s/ KPMG PEAT MARWICK LLP
                                        -----------------------------------

Providence, Rhode Island 02903-9605
January 23, 1998

                          [KPMG PEAT MARWICK LLP LOGO]



                     REPORT ON AUDITED FINANCIAL STATEMENTS
                         AND SUPPLEMENTARY INFORMATION


                          INDEPENDENT AUDITORS' REPORT


The Partners
Plaza Village Group:

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




                                        /s/ KPMG PEAT MARWICK LLP
                                        -----------------------------------

Providence, Rhode Island 02903-9605
January 24, 1997

                          [KPMG PEAT MARWICK LLP LOGO]



                          INDEPENDENT AUDITORS' REPORT


The Partners
Plaza Village Group
(A Limited Partnership):

     We have audited the accompanying balance sheet of Plaza Village Group (A Limited Partnership), FHA Project No. 016-44076-LDT-SUP as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Plaza Village Group (A Limited Partnership) FHA Project No. 016-44076-LDT-SUP December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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




                                        /s/ KPMG PEAT MARWICK LLP
                                        -----------------------------------

Providence, Rhode Island 02903-9605
January 26, 1996

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                             1997               1996
                                                        ------------        ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                     $ 13,409,054        $ 14,364,056

CASH AND CASH EQUIVALENTS (Note 1)                         1,162,398             948,476
                                                        ------------        ------------

TOTAL ASSETS                                            $ 14,571,452        $ 15,312,532
                                                        ============        ============

                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
Notes payable (Notes 3 and 7)                           $  8,669,743        $ 10,169,743
Accrued fees and expenses due general
partners (Note 4)                                          1,562,552           1,317,044
Accrued interest payable (Notes 3 and 7)                   9,921,172          10,811,557
Accounts payable                                               3,855              30,905
                                                        ------------        ------------

                                                          20,157,322          22,329,249
                                                        ------------        ------------


COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 6)

PARTNERS' DEFICIENCY:
General partners                                            (306,605)           (320,913)
Limited partners                                          (5,279,265)         (6,695,804)
                                                        ------------        ------------

                                                          (5,585,870)         (7,016,717)
                                                        ------------        ------------
TOTAL LIABILITIES AND PARTNERS'
  DEFICIENCY                                            $ 14,571,452        $ 15,312,532
                                                        ============        ============



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                          1997              1996               1995
                                                      -----------        -----------        -----------

INTEREST INCOME                                       $    57,988        $    39,934        $    44,144
                                                      -----------        -----------        -----------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)           509,806            526,651            547,773
     General and administrative (Note 4)                   75,592             59,324             86,350
     Legal and accounting (Note 4)                        109,225            124,958            125,941
     Interest (Notes 3 and 4)                             917,376          1,027,333          1,011,127
                                                      -----------        -----------        -----------

         Total operating expenses                       1,611,999          1,738,266          1,771,191
                                                      -----------        -----------        -----------

LOSS FROM OPERATIONS                                   (1,554,011)        (1,698,332)        (1,727,047)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                            468,618            387,721            307,474

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                        367,144            142,894             87,795
                                                      -----------        -----------        -----------

NET LOSS BEFORE EXTRAORDINARY GAIN                       (718,249)        (1,167,717)        (1,331,778)

EXTRAORDINARY GAIN -
     DEBT FORGIVENESS                                   2,149,096                 --                 --
                                                      -----------        -----------        -----------

NET INCOME (LOSS)                                     $ 1,430,847        $(1,167,717)       $(1,331,778)
                                                      ===========        ===========        ===========

NET LOSS BEFORE EXTRAORDINARY GAIN
     PER LIMITED PARTNERSHIP INTEREST                 $       (58)       $       (94)       $      (108)
                                                      ===========        ===========        ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST                             $       116        $       (94)       $      (108)
                                                      ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                      General            Limited
                                      Partners           Partners            Total
                                    -----------        -----------        -----------

DEFICIENCY, January 1, 1995         $  (295,918)       $(4,221,304)       $(4,517,222)

    Net loss, 1995                      (13,318)        (1,318,460)        (1,331,778)
                                    -----------        -----------        -----------

DEFICIENCY, December 31, 1995          (309,236)        (5,539,764)        (5,849,000)

    Net loss, 1996                      (11,677)        (1,156,040)        (1,167,717)
                                    -----------        -----------        -----------

DEFICIENCY, December 31, 1996          (320,913)        (6,695,804)        (7,016,717)

    Net income, 1997                     14,308          1,416,539          1,430,847
                                    -----------        -----------        -----------

DEFICIENCY, December 31, 1997       $  (306,605)       $(5,279,265)       $(5,585,870)
                                    ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997               1996               1995
                                                            -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                      $ 1,430,847        $(1,167,717)       $(1,331,778)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Extraordinary gain                                    (2,149,096)                --                 --
       Equity in income of limited partnerships                (399,271)          (181,384)          (126,285)
       Amortization of acquisition costs                         32,127             38,490             38,490
       Increase in accrued interest payable                     760,313            947,012            947,014
       Increase (decrease) in accrued fees and
       expenses due general partners                            245,508            326,651           (102,227)
       (Decrease) increase in accounts payable                  (27,050)            15,473             (6,490)
                                                            -----------        -----------        -----------

       Net cash used in operating activities                   (106,622)           (21,475)          (581,276)
                                                            -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital contributions to limited partnerships              (520,287)          (915,568)          (671,865)
    Distributions from limited partnerships
       recognized as a return of capital                      1,842,431          1,165,189            822,817
    Decrease in short term investments                               --            125,000            408,409
                                                            -----------        -----------        -----------

       Net cash provided by investing activities              1,322,144            374,621            559,361
                                                            -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable                                 (1,001,600)                --             (7,690)
                                                            -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                        213,922            353,146            (29,605)

CASH AND CASH EQUIVALENTS,
    beginning of year                                           948,476            595,330            624,935
                                                            -----------        -----------        -----------

CASH AND CASH EQUIVALENTS,
     end of year                                            $ 1,162,398        $   948,476        $   595,330
                                                            ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
    Cash paid during the year for interest                  $   158,665        $    80,321        $    64,113
                                                            ===========        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

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

2.   INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership now holds limited partnership interests in 17 limited partnerships. The partnerships own residential rental projects consisting of 2,542 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

     The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

     Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of unrecognized equity in losses of certain limited partnerships was approximately $12,507,000 and $11,603,000 as of December 31, 1997 and 1996, respectively.

     Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                 1997           1996
                                                             -----------    --------

     Investment balance, beginning of year                   $14,364,056    $14,470,783
     Equity in income of limited partnerships                    399,271        181,384
     Amortization of capitalized acquisition costs and fees      (32,127)       (38,490)
     Capital Contributions                                       520,287        915,568
     Distributions recognized as a return of capital          (1,842,433)    (1,165,189)
                                                            ------------   ------------

     Investment balance, end of year                         $13,409,054    $14,364,056
                                                             ===========    ===========

     The difference between the investment per the accompanying balance sheets at December 31, 1997 and 1996, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

     Selected financial information from the combined financial statements of the limited partnerships at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 is as follows:

                                 Balance Sheets

                                          1997             1996
                                         --------        --------
                                               (in thousands)

Land and buildings, net                  $ 51,149        $ 57,726
                                         ========        ========

Total assets                             $ 71,789        $ 77,431
                                         ========        ========

Mortgages payable                        $ 52,219        $ 56,826
                                         ========        ========

Total liabilities                        $ 75,642        $ 79,446
                                         ========        ========

Equity of Housing Programs Limited       $ (3,495)       $ (1,640)
                                         ========        ========

Deficiency of other partners             $   (358)       $   (375)
                                         ========        ========

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997




2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                1997           1996            1995
                                             --------        --------        --------
                                                          (in thousands)

Total revenues                               $ 17,633        $ 17,935        $ 17,132
                                             ========        ========        ========

Interest expense                             $  3,450        $  3,634        $  3,706
                                             ========        ========        ========

Depreciation                                 $  3,438        $  3,532        $  3,524
                                             ========        ========        ========

Total expenses                               $ 18,123        $ 19,091        $ 18,525
                                             ========        ========        ========

Net loss                                     $   (490)       $ (1,156)       $ (1,393)
                                             ========        ========        ========

Net loss allocable to Housing Programs
   Limited                                   $   (485)       $ (1,148)       $ (1,379)
                                             ========        ========        ========

     An affiliate of NAPICO is the general partner in 10 of the limited partnerships included above and another affiliate of NAPICO receives property management fees of approximately 5 to 6 percent of revenues from 4 of these partnerships. The affiliate received property management fees of $211,938, $244,827 and $234,903 in 1997, 1996 and 1995, respectively. The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:

                                                    1997        1996         1995
                                             --------        ---------      -------
                                                           (in thousands)

Total assets                                 $ 34,962        $ 40,380
                                             ========        ========

Total liabilities                            $ 46,250        $ 49,766
                                             ========        ========

Deficiency of Housing Programs Limited       $(11,070)       $ (9,151)
                                             ========        ========

Deficiency of other partners                 $   (219)       $   (235)
                                             ========        ========

Total revenue                                $  9,119        $  9,741        $  9,283
                                             ========        ========        ========

Net loss                                     $   (745)       $   (686)       $   (828)
                                             ========        ========        ========

     The Montecito local partnership had been operating at a deficit, and the general partner was unsuccessful in its attempt to negotiate a mortgage modification with the lender to improve the situation. No mortgage

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.   INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     payments to the lender were made subsequent to May 1994 and the mortgage was in default. On July 18, 1995, the property was foreclosed by the lender. The Partnership's original investment in the Montecito local partnership represents approximately 5% of the Partnership's total capital raised. No loss was recognized upon foreclosure, as the Partnership had a zero investment balance in Montecito.

     A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the real estate assets of the Partnership.

     The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

     A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

3.   NOTES PAYABLE

     Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $8,669,743 to the sellers of the partnership interests, bearing interest at
     9.5 percent. Two notes payable totalling $1,500,000 bore interest at 9.5 percent through December 31, 1994 and 12.5 percent thereafter, and the note holders accepted a reduced payment of $1,000,000 in full satisfaction of all obligations in 1997 in connection with the sale of the related property. The notes have principal maturity dates ranging from December 1999 to December 2001 or upon sale or refinancing of the underlying partnership properties. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

     During the year ended December 31, 1997, the lower-tier partnership that owns Deep Lake Hermitage Apartments ("Deep Lake") consummated the sale of the apartment complex for $4,800,000. There were two notes payable by the Partnership to sellers of interests in the lower-tier partnership that owns the Deep Lake property in the aggregate principal amount of $1,500,000, which were secured by the Partnership's interest in the local limited partnership. The notes had accrued interest of $1,650,696, for a total amount due of $3,150,696. The Partnership entered into an agreement with the note holders, who accepted a reduced payment of $1,001,600 in full satisfaction of all obligations, in order to enable the sale of property. This was paid by the lower tier partnership from proceeds of the sale, and approximated the Partnership's investment balance in Deep Lake. In addition, the apartment complex had a first mortgage note of approximately $3,500,000 which was paid off from proceeds of the sale. The Partnership recognized an extraordinary gain of $2,149,096 from the forgiveness of the debt.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


3.   NOTES PAYABLE (CONTINUED)

     Maturity dates on the notes and related accrued interest payable are as follows:



           Years Ending                          Accrued
            December 31,        Notes            Interest            Total
           -------------     -----------       -----------       -----------
               1998          $        --       $        --       $        --
               1999            7,669,743         8,714,054        16,383,797
               2000                   --                --                --
               2001            1,000,000         1,207,118         2,207,118
                             -----------       -----------       -----------

                             $ 8,669,743       $ 9,921,172       $18,590,915
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

     As of December 31, 1997, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $9,948 and $29,845 in 1996 and 1995, respectively, and is included in operating expenses.

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

5.   INCOME TAXES

     No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for the properties held by the limited partnerships. Differences in tax and financial reporting also arise as losses are not recognized for financial

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


5.   INCOME TAXES (CONTINUED)

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

     The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

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

8.   FOURTH-QUARTER ADJUSTMENT

     The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships. The difference, $258,010, between the estimated nine-month equity in income and the actual 1997 year-to-date equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            Year Ended December 31, 1997
                             -----------------------------------------------------------------------------------
                                                                  Cash
                                 Balance                         Distri-                              Balance
                                 January        Capital         butions           Equity in         December 31,
Limited Partnerships             1, 1997     Contributions      Received         Income/(Loss)          1997
--------------------------   -------------   --------------   -------------     ----------------   -------------
Bannock Arms                 $   638,495      $    15,234     $  (198,839)       $  160,885          $   615,775

Berkeley Gardens                 316,528                                            (28,421)             288,107

Cape La Croix                                       6,784         (6,784)

Cloverdale

Cloverleaf                                         22,229        (22,229)

Deep Lake Hermitage              979,876                        (979,876)

Evergreen Apts                 8,762,504                         (77,703)           497,071             9,181,872

Friendship Arms                2,189,065                         (35,184)           (98,381)            2,055,500

Jenny Lind Hall

Lancaster Heights                                  22,079        (21,858)              (221)

Locust House                   1,032,519                         (16,898)           (35,852)              979,769

Midpark Towers                                    247,203       (247,203)

Oxford Towers

Plaza Village                    445,069                         (29,101)          (127,937)              288,031

Round Barn Manor

Santa Fe Towers                                    99,802        (99,802)

Walnut Towers                                      75,714        (75,714)

Westwood Terrace                                   31,242        (31,242)
                             -----------      -----------     -----------        -----------          -----------

                             $14,364,056      $   520,287     $(1,842,433)       $   367,144          $13,409,054
                             ===========      ===========     ===========        ===========          ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             Year Ended December 31, 1996
                              ------------------------------------------------------------------------------------------------
                                                                          Cash
                               Balance                                    Distri-                                   Balance
                               January             Capital                butions             Equity in             December
Limited Partnerships           1, 1996           Contributions           Received            Income/(Loss)           31, 1996
-------------------          -----------         -------------          -----------           -----------          -----------
Bannock Arms                 $   553,880          $   157,898          $  (193,780)           $   120,497          $   638,495

Berkeley Gardens                 419,312                                                         (102,783)             316,529

Cape La Croix                                           5,957               (5,957)

Cloverdale

Cloverleaf                                              4,394               (4,394)

Deep Lake Hermitage            1,057,356                                   (84,178)                 6,698              979,876

Evergreen Apts                 8,384,177                                   (77,702)               456,029            8,762,504

Friendship Arms                2,340,564                                   (35,183)              (116,316)           2,189,065

Jenny Lind Hall                                        55,300              (55,300)

Lancaster Heights                                      22,079              (21,858)                 (221)

Locust House                   1,137,223                                   (16,897)              (87,807)           1,032,519

Midpark Towers                                        446,072             (446,072)

Oxford Towers

Plaza Village                    578,271                                                         (133,203)             445,068

Round Barn Manor

Santa Fe Towers                   96,484              (96,484)

Walnut Towers                                          96,143              (96,143)

Westwood Terrace                                       31,241              (31,241)
                             -----------          -----------           -----------           -----------          -----------

                             $14,470,783          $   915,568          $(1,165,189)          $   142,894          $14,364,056
                             ===========          ===========          ============           ===========         ===========

                                                                      SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             Year Ended December 31, 1995
                              ------------------------------------------------------------------------------------------------
                                                                           Cash
                               Balance                                    Distri-                                    Balance
                              January 1,            Capital               butions              Equity in          December 31,
Limited Partnerships            1995              Contributions          Received             Income/(Loss)           1995
-------------------          -----------          -------------          ---------            -------------       ------------
Bannock Arms                 $   490,588             $184,684            $(229,495)             $ 108,103          $   553,880

Berkeley Gardens                 497,349                                                          (78,037)             419,312

Cape La Croix                                           6,405               (6,405)

Cloverdale

Cloverleaf                                              6,517               (6,517)

Deep Lake Hermitage            1,189,101                                                         (131,745)           1,057,356

Evergreen Apts                 7,971,008                                   (77,702)               490,871            8,384,177

Friendship Arms                2,364,500                                   (35,183)                11,247            2,340,564

Jenny Lind Hall                                        45,504              (45,504)

Lancaster Heights                                      24,881              (24,881)

Locust House                   1,221,828                                   (16,897)               (67,708)           1,137,223

Midpark Towers                                        184,124             (184,124)

Montecito Apartments                                   23,641                                     (23,641)

Oxford Towers

Plaza Village                    799,566                                                         (221,295)           578,271

Round Barn Manor

Santa Fe Towers                                        95,250              (95,250)

Walnut Towers                                          69,618              (69,618)

Westwood Terrace                                       31,241              (31,241)
                             -----------             --------            ----------             ---------          -----------

                             $14,533,940             $671,865            $(822,817)             $  87,795          $14,470,783
                             ===========             ========            ==========             =========          ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995


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

                                                                    SCHEDULE III


                            HOUSING PROGRAMS LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH H P L HAS INVESTMENTS
                                DECEMBER 31, 1997

                                                                            BUILDINGS, FURNISHINGS
                                                                                 & EQUIPMENT
                                    NUMBER       OUTSTANDING                    AMOUNT CARRIED
                                      OF          MORTGAGE                        AT CLOSE OF                         ACCUMULATED
PARTNERSHIP/LOCATION                 APTS.          LOAN          LAND               PERIOD             TOTAL         DEPRECIATION
----------------------------        ------       -----------     ------     ----------------------     -------        -------------
Bannock Arms                            66      $1,446,194     $   78,000         $ 2,865,472          $2,943,472        $1,289,421
  Boise, ID
Deep Lake Hermitage                    144               0              0                   0                   0                 0
  Lake Villa, IL
Jenny Lind Hall                         78       1,397,894        111,000           2,729,647           2,840,647         1,254,345
  Springfield, MO
Lancaster Heights                      198       2,154,899        200,000           4,785,054           4,985,054         2,048,441
  Normal, IL
Midpark Towers                         202       4,108,425        532,593           8,729,209           9,261,802         4,114,933
  Dallas, TX
Oxford House                           156       4,922,784        300,000           4,796,928           5,096,928         2,186,728
  Decatur, IL
Round Barn Manor                       156       5,209,567        200,000           5,213,709           5,413,709         2,258,651
  Champaign, IL
Santa Fe Towers                        252       5,945,987        316,724          11,480,545          11,797,269         5,267,139
  Overland Park, KS
Walnut Towers                           78       1,406,120         85,229           3,056,802           3,142,031         1,395,677
  Winfield, KS
Westwood Terrace                        97       2,924,494        109,200           4,262,787           4,371,987         2,560,115
  Moline, IL
Friendship Arms                        151       3,982,363        262,879           7,966,139           8,229,018         4,200,881
  Hyattsville, MO
Locust House                            99       2,153,134        201,113           4,642,884           4,843,997         2,542,472
  Westminster, MO
Berkeley Gardens                       132       1,465,671        149,071           3,849,967           3,999,038         2,393,325
  Martinsburg, WV
Cape La Croix                          125       1,374,327        169,000           2,484,615           2,653,615         1,171,807
  Cape Girardeau, MO
Cloverdale                             100         999,315        100,000           2,051,596           2,151,596           951,624
  Crawfordsville, IN
Cloverleaf                              94         916,339        123,000           1,927,274           2,050,274           905,390
  Indianapolis, IN
Evergreen Apts.                        330       8,483,030        617,369          15,149,027          15,766,396         6,627,588
  Oshtemo, MI
Plaza Village                          228       3,328,432        369,700           7,040,956           7,410,656         4,639,761
  Woonsocket, RI
                                    ------      -----------    ----------         -----------         -----------       -----------
                                     2,686      $52,218,975    $3,924,878         $93,032,611         $96,957,489       $45,808,298
                                    ======      ===========    ==========         ===========         ===========       ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 1997


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

3.   Investments in property and equipment - limited partnerships:


                                                             Buildings,
                                                            Furnishings,
                                                                And
                                         Land                 Equipment                 Total
                                    -------------           -------------           -------------

Balance, January 1, 1995            $   4,284,878           $  97,585,326           $ 101,870,204

Net additions in 1995                          --                 543,225                 543,225
                                    -------------           -------------           -------------

Balance, December 31, 1995              4,284,878              98,128,551             102,413,429

Net additions in 1996                          --                 536,527                 536,527
                                    -------------           -------------           -------------

Balance, December 31, 1996              4,284,878              98,665,078             102,949,956

Net additions in 1997                    (360,000)             (5,632,467)             (5,992,467)
                                    -------------           -------------           -------------

Balance, December 31, 1997          $   3,924,878           $  93,032,611           $  96,957,489
                                    =============           =============           =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 1997


                                      Buildings,
                                     Furnishings,
                                         And
                                      Equipment
                                    -----------
ACCUMULATED DEPRECIATION:

Balance, January 1, 1995            $38,513,676

Net additions for 1995                3,239,884
                                    -----------

Balance, December 31, 1995           41,753,560

Net additions for 1996                3,470,865
                                    -----------

Balance, December 31, 1996           45,224,425

Net additions for 1997                  583,873
                                    -----------

Balance, December 31, 1997          $45,808,298
                                    ===========

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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President of Finance.

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

PATRICIA W. TOY, 68, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

ROCCO F. ANDRIOLA, 39, serves as President and Chief Financial Officer of Housing Programs Corporation II and Managing Director of Lehman Brothers Inc. in its Diversified Asset Group. He has held such position with Lehman since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From November 1986 through May 1989, Mr. Andriola held the position of Vice President in the Corporate Transactions Group of Shearson Lehman Brothers, Office of the General Counsel. From September 1982 through October 1986, Mr. Andriola was employed by the law firm of Donovan Leisure Newton & Irvine as a corporate and securities attorney. Mr. Andriola graduated summa cum laude from Fordham University in 1979 with a

B.A. degree in Economics and Political Science. Mr. Andriola received a J.D. degree and an LL.M degree in Corporate Law from New York University School of Law in 1982 and 1986, respectively.

JOHN H. NG, 47, is a Vice President of Housing Programs Corporation II and Vice President of Lehman Brothers Inc. He has been employed by Lehman since November 1977. He is an asset manager of the Diversified Asset Group of Lehman and has held such position since 1985. From 1980 to 1985, Mr. Ng served as Senior Financial Analyst in the Corporate Planning and Development Department and from 1977 to 1980 he was an analyst in the Controller's Department. Prior to joining Lehman, he served as a Teaching Assistant in Finance and Economics at the University of Minnesota. Mr. Ng received an M.B.A. with a concentration in Corporate Finance from the University of Minnesota in 1977 and a B.A. magna cum laude in Economics with a specialization in Monetary Economics from Moorhead State University in 1975.

DOREEN ODELL, 38, Senior Vice President, has worked with the Diversified Asset Group since June 1988. Ms. Odell graduated Phi Beta Kappa and received a B.A.
in Economics summa cum laude from Wellesley College in 1981. She received a M.S. in Real Estate Development from the Massachusetts Institute of Technology in 1986. Prior to joining Lehman, Ms. Odell was involved in real estate development in both the public and private sectors. As a development manager with N.Y.C. Public Development Corporation, she structured joint ventures with private developers. She also worked with a private development company, The Harborside Corporation, evaluating real estate investments and development projects. From 1981 to 1984, Ms. Odell was a construction loan officer with Manufacturer's Hanover Trust Company.

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

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


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $509,806, $526,651 and $547,773 for the three years ended December 31, 1997, 1996 and 1995, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $0, $9,948 and $29,845 in 1997, 1996 and 1995, respectively, and is included in operating expenses.

An affiliate of NAPICO is the general partner in 9 of the limited partnerships in which the Partnership has an investment, and another affiliate receives property management fees of approximately 5 to 6 percent of the revenue from five of these partnerships. The affiliate received property management fees of $211,938, $244,827 and $234,903 in 1997, 1996 and 1995, respectively.

Pursuant to a Memorandum of Understanding entered into on August 11, 1995, the Partnership paid $16,207 in interest on May 1, 1996 to an affiliate of NAPICO, that served as the management company for properties owned by the Partnership. The interest relates to funds advanced to the Partnership by the master disbursement account maintained by the management company. In addition, the Partnership on May 1, 1996 reimbursed Housing Programs Corporation II, a general partner, $15,000 for professional fees, which were paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the real estate assets of the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the partnership; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1997, 1996 and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO HOUSING PROGRAMS LIMITED AND LIMITED PARTNERSHIPS IN WHICH HOUSING PROGRAMS LIMITED HAS INVESTMENTS

Schedule - Investments in Limited Partnerships for the years ended December 31, 1997, 1996 and 1995.

Schedule III - Real Estate and Accumulated Depreciation of Property Held by Local Limited Parnterships, December 31, 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8K were filed during the year ended December 31, 1997.

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



/s/ CHARLES H. BOXENBAUM
--------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer



/s/ BRUCE E. NELSON
--------------------------------------
Bruce E. Nelson
Director and President



/s/ ALAN I. CASDEN
--------------------------------------
Alan I. Casden
Director



/s/ HENRY C. CASDEN
--------------------------------------
Henry C. Casden
Director



/s/ BOB E. SCHAFER
--------------------------------------
Bob E. Schafer
Senior Vice President of Finance