Form 10-Q
period 1998-03-31
HOUSING PROGRAMS LTD
filed 1998-05-20
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1998

                         Commission File Number 0-13808

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998




PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Balance Sheets, March 31, 1998 and December 31, 1997 .....................1

                  Statements of Operations,
                        Three Months Ended March 31, 1998 and 1997..........................2

                  Statement of Partners' Deficiency,
                        Three Months Ended March 31, 1998 ..................................3

                  Statements of Cash Flow,
                        Three Months Ended March 31, 1998 and 1997..........................4

                  Notes to Financial Statements 5

            Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operation................................11


PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings ....................................................14

            Item 6.  Exhibits and Reports on Form 8-K .....................................14

            Signatures ....................................................................15

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                             1998                 1997
                                                          (Unaudited)          (Audited)
                                                         ------------         ------------

INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                      $ 13,501,054         $ 13,409,054

CASH AND CASH EQUIVALENTS (Note 1)                          1,508,840            1,162,398
                                                         ------------         ------------

TOTAL ASSETS                                             $ 15,009,894         $ 14,571,452
                                                         ============         ============



             LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
Notes payable (Notes 3)                                  $  8,669,743         $  8,669,743
Accrued fees and expenses due general
  partners (Note 4)                                         1,635,793            1,562,552
Accrued interest payable (Notes 3)                         10,127,078            9,921,172
Accounts payable                                              336,932                3,855
                                                         ------------         ------------
                                                           20,769,546           20,157,322
                                                         ------------         ------------


COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

PARTNERS' DEFICIENCY:
General partners                                             (308,343)            (306,605)
Limited partners                                           (5,451,309)          (5,279,265)
                                                         ------------         ------------
                                                           (5,759,652)          (5,585,870)
                                                         ------------         ------------
TOTAL LIABILITIES AND PARTNERS'
  DEFICIENCY                                             $ 15,009,894         $ 14,571,452
                                                         ============         ============





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                         1998               1997
                                                       ---------         ---------

INTEREST INCOME                                        $  15,350         $  12,038
                                                       ---------         ---------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)          123,240           131,663
     General and administrative (Note 4)                  18,192            14,214
     Legal and accounting (Note 4)                        51,362            44,483
     Interest (Notes 3 and 4)                            205,906           252,781
                                                       ---------         ---------

         Total operating expenses                        398,700           443,141
                                                       ---------         ---------

LOSS FROM OPERATIONS                                    (383,350)         (431,103)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                           117,568           133,856

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                        92,000            36,378
                                                       ---------         ---------

NET LOSS                                               $(173,782)        $(260,869)
                                                       =========         =========

NET LOSS PER LIMITED PARTNERSHIP INTEREST              $     (14)        $     (21)
                                                       =========         =========


   The accompanying notes are an integral part of these financial statements.

                       STATEMENTS OF PARTNERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)



                                                 General            Limited
                                                Partners            Partners             Total
                                               -----------         -----------         -----------

      PARTNERSHIP INTERESTS                                             12,368
                                                                   ===========


      DEFICIENCY, January 1, 1998              $  (306,605)        $(5,279,265)        $(5,585,870)

          Net loss for the three months
          ended March 31, 1998                      (1,738)           (172,044)           (173,782)
                                               -----------         -----------         -----------

      DEFICIENCY, March 31, 1998               $  (308,343)        $(5,451,309)        $(5,759,652)
                                               ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                         1998               1997
                                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  loss                                                      $  (173,782)        $  (260,869)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Equity in income of limited partnerships                             (100,000)            (46,000)
    Amortization of acquisition costs                                       8,000               9,622
    Increase in accrued interest payable                                  205,906             252,781
    Increase in accrued fees and expenses due general partners             73,241              81,665
    Increase (decrease) in accounts payable                               333,077              (4,490)
                                                                      -----------         -----------

    Net cash provided by operating activities                             346,442              32,709
                                                                      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions from limited partnerships
    recognized as a return of capital                                          --              29,101
                                                                      -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 346,442              61,810

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,162,398             948,476
                                                                      -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,508,840         $ 1,014,286
                                                                      ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (the "Partnership") annual report for the year ended December 31, 1997. National Partnership Investments Corp. ("NAPICO") is a general partner for the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

       In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 1998 and the results of operations and changes in cash flows for the three months then ended.

       ORGANIZATION

       The Partnership is a limited partnership which was formed under the laws of the State of California on May 15, 1984. On September 12, 1984, the Partnership offered 3,000 units consisting of 6,000 limited partnership interests and warrants to purchase a maximum of 6,000 additional limited partnership interests through a public offering .

       The general partners of the Partnership are NAPICO, Housing Programs Corporation II and Coast Housing Investment Associates ("CHIA"). LBI Group Inc. owns 100 percent of the stock of Housing Programs Corporation
       II. NAPICO is a wholly owned subsidiary of Casden Investment Corporation, which is wholly owned by Alan I. Casden. CHIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum, as limited partner.

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

                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

       The investments in local limited partnerships are accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account and amortized on a straight line basis over the estimated lives of the underlying assets.

       NET LOSS PER LIMITED PARTNERSHIP INTEREST

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership currently holds limited partnership interests in 17 limited partnerships. The 17 lower-tier limited partnerships own residential rental projects consisting of a total of 2,542 apartment units. The mortgage loans encumbering these projects are insured by United States Department of Housing and Urban Development ("HUD") or state governmental agencies.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


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

      Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or a negative amount equal to future capital contributions required. Subsequent distributions are recognized as income.

      The following is a summary of the Partnership's investment in lower-tier limited partnerships for the three months ended March 31, 1998:


              Balance, beginning of period                       $13,409,054
              Amortization of acquisition costs                       (8,000)
              Equity in income of limited partnerships               100,000
                                                                 -----------

              Balance, end of period                             $13,501,054
                                                                 ===========

      The following are unaudited combined estimated statements of operations for the three months ended March 31, 1998 and 1997 for the limited partnerships in which the Partnership has investments:


                                  Three months        Three months
                                      ended               ended
                                 March 31, 1998      March 31, 1997
                                   -----------         -----------
      INCOME
         Rental and Other          $ 4,408,000         $ 4,484,000
                                   -----------         -----------

      EXPENSES
         Depreciation                  860,000             883,000
         Interest                      862,000             910,000
         Operating                   2,809,000           2,982,000
                                   -----------         -----------

             Total expenses          4,531,000           4,775,000
                                   -----------         -----------

      NET LOSS                     $  (123,000)        $  (291,000)
                                   ===========         ===========

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Under recent adopted law and policy, HUD has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the housing assistance payments contracts ("HAP Contracts") under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administrative of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

       A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

       The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships it proposes to purchase.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 3 - NOTES PAYABLE

       Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $8,669,743 to the sellers of the partnership interests, bearing interest at 9.5 percent per annum to the various sellers of the partnership interests. The notes have principal maturity dates ranging from December 31, 1999 to December 2001 or upon sale or refinancing of the underlying partnership properties. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

       During 1997, the lower-tier partnership that owns Deep Lake Hermitage Apartments ("Deep Lake") consummated the sale of the apartment complex for $4,800,000. There were two notes payable by the Partnership to sellers of interests in the lower-tier partnership that owns the Deep Lake property in the aggregate principal amount of $1,500,000, which were secured by the Partnership's interest in the local limited partnership. The notes had accrued interest of $1,650,696, for a total amount due of $3,150,696. The Partnership entered into an agreement with the note holders, who accepted a reduced payment of $1,001,600 in full satisfaction of all obligations, in order to enable the sale of property. This was paid by the lower tier partnership from proceeds of the sale, and approximated the Partnership's investment balance in Deep Lake. In addition, the apartment complex had a first mortgage note of approximately $3,500,000 which was paid off from proceeds of the sale. In 1997, the Partnership recognized an extraordinary gain of $2,149,096 from the forgiveness of the debt.

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS

       Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective limited partnerships.

       As of March 31, 1998, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

                                 MARCH 31, 1998


NOTE 5 - CONTINGENCIES (CONTINUED)

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

                                 MARCH 31, 1998


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income on money market accounts and certificates of deposit and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

       RESULTS OF OPERATIONS

       Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds. The Partnership also receives distributions from the lower-tier limited partnerships in which it has invested.

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

       A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $123,240 and $131,663 for the three months ended March 31, 1998 and 1997, respectively. The fees have decreased due to the sale of a property owned by a local partnership in 1997, which reduced the invested assets.

       The Partnership is obligated on non-recourse notes payable of $8,669,743 at March 31, 1998 and December 31, 1997, which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2001. Effective January 1, 1995, the interest rate for two notes totalling $1,500,000 changed from 9.5 percent to 12.5 percent per the terms of the notes, and the note holders accepted a reduced payment of $1,000,000 in full satisfaction of all obligations in 1997 in connection with the sale of the related property. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       RESULTS OF OPERATION (CONTINUED)

       Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for periods presented. Legal and accounting fees were $51,362 and $44,483 for the three months ended March 31, 1998 and 1997, respectively. General and administrative expenses were $18,192 and $14,214 for the periods ended March 31, 1998 and 1997, respectively.

       The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

       During the year ended December 31, 1997, the lower-tier partnership that owns Deep Lake consummated the sale of the apartment complex for $4,800,000. There were two notes payable by the Partnership to sellers of interests in the lower-tier partnership that owns the Deep Lake property in the aggregate principal amount of $1,500,000, which were secured by the Partnership's interest in the local limited partnership. The notes had accrued interest of $1,650,696, for a total amount due of $3,150,696. The Partnership entered into an agreement with the note holders, who accepted a reduced payment of $1,001,600 in full satisfaction of all obligations, in order to enable the sale of property. This was paid by the lower tier partnership from proceeds of the sale, and approximated the Partnership's investment balance in Deep Lake. In addition, the apartment complex had a first mortgage note of approximately $3,500,000 which was paid off from proceeds of the sale. The Partnership recognized an extraordinary gain of $2,149,096 from the forgiveness of the debt in the second quarter of 1997.

       Under recent adopted law and policy, HUD has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the housing assistance payments contracts ("HAP Contracts") under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administrative of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

       A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

       The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships it proposes to purchase.

       A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1998, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998

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


                                    HOUSING PROGRAMS LIMITED
                                    (a California limited partnership)



                                    By: National Partnership Investments Corp.
                                        General Partner


                                        /s/ BRUCE NELSON
                                        --------------------------------------
                                        Bruce Nelson
                                        President


                                    Date: May 18, 1998
                                          --------------


                                         /s/ CHARLES H. BOXENBAUM
                                         -------------------------------------
                                         Charles H. Boxenbaum
                                         Chief Executive Officer


                                    Date: May 18, 1998
                                          --------------