Form 10-Q
period 1998-06-30
HOUSING PROGRAMS LTD
filed 1998-08-18
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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


                                  Yes X No_____

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION

               Item 1.  Financial Statements

                      Balance Sheets, June 30, 1998 and December 31, 1997 .................1

                      Statements of Operations,
                              Six and Three Months Ended June 30, 1998 and 1997............2

                      Statement of Partners' Deficiency,
                              Six Months Ended June 30, 1998 ..............................3

                      Statements of Cash Flow,
                              Six Months Ended June 30, 1998 and 1997......................4

                      Notes to Financial Statements .......................................5

               Item 2.  Management's Discussion and Analysis of Financial
                               Condition and Results of Operation.........................11


PART II.  OTHER INFORMATION

               Item 1.  Legal Proceedings.................................................14

               Item 6.  Exhibits and Reports on Form 8-K..................................14

               Signatures     ............................................................15


                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                               1998
                                                            (Unaudited)             1997
                                                            ------------         ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
       (Notes 1 and 2)                                      $ 13,558,015         $ 13,409,054

CASH AND CASH EQUIVALENTS (Note 1)                             1,460,143            1,162,398

OTHER ASSETS                                                       3,200                   --
                                                            ------------         ------------

   TOTAL ASSETS                                             $ 15,021,358         $ 14,571,452
                                                            ============         ============



                LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
 Notes payable (Notes 3 and 6)                              $  8,669,743         $  8,669,743
 Accrued fees and expenses due general partners (Note 4)       1,725,701            1,562,552
 Accrued interest payable (Notes 3 and 6)                     10,315,393            9,921,172
 Accounts payable                                                 78,440                3,855
                                                            ------------         ------------

                                                              20,789,277           20,157,322
                                                            ------------         ------------


COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

PARTNERS' DEFICIENCY:
 General partners                                               (308,425)            (306,605)
 Limited partners                                             (5,459,494)          (5,279,265)
                                                            ------------         ------------

                                                              (5,767,919)          (5,585,870)
                                                            ------------         ------------
 TOTAL LIABILITIES AND PARTNERS'
     DEFICIENCY                                             $ 15,021,358         $ 14,571,452
                                                            ============         ============



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                        Six months       Three months        Six months         Three months
                                                          ended             ended              ended               ended
                                                      June 30, 1998      June 30, 1998      June 30, 1997       June 30, 1997
                                                      -------------      -------------      --------------      --------------
INTEREST INCOME                                        $    29,665         $    14,315         $    24,996         $    12,958
                                                       -----------         -----------         -----------         -----------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)            246,480             123,240             263,326             131,663
     General and administrative (Note 4)                    39,002              20,510              32,131              17,918
     Legal and accounting (Note 4)                          77,305              26,243              74,624              30,141
     Interest (Notes 3 and 4)                              411,812             205,906             505,563             252,781
                                                       -----------         -----------         -----------         -----------

          Total operating expenses                         774,599             375,899             875,644             432,503
                                                       -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                                      (744,934)           (361,584)           (850,648)           (419,545)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                             378,885             261,317             439,020             305,164

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                         184,000              92,000              72,756              36,378
                                                       -----------         -----------         -----------         -----------

NET LOSS BEFORE EXTRAORDINARY GAIN                     $  (182,049)        $    (8,267)        $  (338,872)        $   (78,003)
                                                       ===========         ===========         ===========         ===========

NET LOSS PER LIMITED PARTNERSHIP
      INTEREST BEFORE EXTRAORDINARY GAIN               $       (15)        $        (1)        $       (27)        $        (6)
                                                       ===========         ===========         ===========         ===========

EXTRAORDINARY GAIN -
     DEBT FORGIVENESS (NOTE 3)                                  --                  --           2,149,096           2,149,096
                                                       -----------         -----------         -----------         -----------

NET INCOME (LOSS) AFTER EXTRAORDINARY GAIN             $  (182,049)        $    (8,267)        $ 1,810,224         $ 2,071,093
                                                       ===========         ===========         ===========         ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
      INTEREST AFTER EXTRAORDINARY GAIN                $       (15)        $        (1)        $       146         $       167
                                                       ===========         ===========         ===========         ===========




   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                         SIX MONTHS ENDED JUNE 31, 1998
                                   (Unaudited)



                                         General             Limited
                                         Partners            Partners             Total
                                        -----------         -----------         -----------
PARTNERSHIP INTERESTS                                            12,368
                                                            ===========


DEFICIENCY, January 1, 1998             $  (306,605)        $(5,279,265)        $(5,585,870)

     Net loss for the six months
      ended June 30, 1998                    (1,820)           (180,229)           (182,049)
                                        -----------         -----------         -----------

DEFICIENCY, June 30, 1998               $  (308,425)        $(5,459,494)        $(5,767,919)
                                        ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                               1998                1997
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                     $  (182,049)        $ 1,810,224
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
         Equity in income of limited partnerships
           and amortization of acquisition costs                              (184,000)            (72,756)
         Extraordinary gain - Debt forgiveness                                      --          (2,149,096)
         Increase in other assets                                               (3,200)                 --
         Increase in accrued interest payable                                  394,221             374,538
         Increase in accrued fees and expenses due general partners            163,149             163,329
         Increase (decrease) in accounts payable                                74,585             (12,551)
                                                                           -----------         -----------

           Net cash provided by operating activities                           262,706             113,688
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from limited partnerships
       recognized as a return of capital                                        35,039             205,101
                                                                           -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      297,745             318,789

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,162,398             948,476
                                                                           -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 1,460,143         $ 1,267,265
                                                                           ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

      In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 1998 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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

      The following is a summary of the Partnership's investment in lower-tier limited partnerships for the six and three months ended June 30, 1998:

               Balance, beginning of period                                 $13,409,054
               Amortization of acquisition costs                                (16,000)
               Equity in income of limited partnerships                         200,000
               Distribution recognized as return of capital                     (35,039)
                                                                            -----------

                 Balance, end of period                                     $13,558,015
                                                                            ===========

      The difference between the investment per the accompanying balance sheets at June 30, 1998 and December 31, 1997, and the deficiency per the unaudited combined estimated statements of operations is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

      The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:


                              Six months        Three months         Six months          Three months
                                ended              ended               ended                ended
                            June 30, 1998       June 30, 1998       June 30, 1997       June 30, 1997
                            -------------       -------------       --------------      -------------
INCOME
   Rental and Other          $ 8,816,000         $ 4,408,000         $ 8,968,000         $ 4,484,000
                             -----------         -----------         -----------         -----------

EXPENSES
   Depreciation                1,720,000             860,000           1,766,000             883,000
   Interest                    1,724,000             862,000           1,820,000             910,000
   Operating                   5,618,000           2,809,000           5,964,000           2,982,000
                             -----------         -----------         -----------         -----------

       Total expenses          9,062,000           4,531,000           9,550,000           4,775,000
                             -----------         -----------         -----------         -----------

NET LOSS                     $  (246,000)        $  (123,000)        $  (582,000)        $  (291,000)
                             ===========         ===========         ===========         ===========


                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Under recently adopted law and policy, HUD has determined not to renew HAP contracts on their existing terms. In connection with renewals of the housing assistance payments contracts ("HAP Contracts") under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administrative of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

      A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

      The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships it proposes to purchase.

      A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998



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

      As of June 30, 1998, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

                                  JUNE 30, 1998



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

                                  JUNE 30, 1998


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

      A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $246,480 and $263,326 for the six months ended June 30, 1998 and 1997, respectively. The fees have decreased due to the sale of a property owned by a local partnership in 1997, which reduced the invested assets.

      The Partnership is obligated on non-recourse notes payable of $8,669,743 at June 30, 1998 and December 31, 1997, which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2001. Effective January 1, 1995, the interest rate for two notes totaling $1,500,000 changed from 9.5 percent to 12.5 percent per the terms of the notes, and the note holders accepted a reduced payment of $1,000,000 in full satisfaction of all obligations in 1997 in connection with the sale of the related property. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      RESULTS OF OPERATION (CONTINUED)

      Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for periods presented. Legal and accounting fees were $77,300 and $74,600 for the six months ended June 30, 1998 and 1997, respectively. General and administrative expenses were $39,000 and $32,100 for the periods ended June 30, 1998 and 1997, respectively.

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

      Under recently adopted law and policy, HUD has determined not to renew HAP contracts on their existing terms. In connection with renewals of the housing assistance payments contracts ("HAP Contracts") under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administrative of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

      The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships it proposes to purchase.

      A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998



PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 1998, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998

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


                                 HOUSING PROGRAMS LIMITED
                                 (a California limited partnership)



                                 By:   National Partnership Investments Corp.
                                       General Partner


                                       /s/ BRUCE NELSON
                                       --------------------------------------
                                       Bruce Nelson
                                       President


                                 Date:  8/14/98
                                      ---------------------------------------


                                       /s/ CHARLES H. BOXENBAUM
                                       --------------------------------------
                                       Charles H. Boxenbaum
                                       Chief Executive Officer


                                 Date:  8/14/98
                                      ---------------------------------------