Form 10-Q
period 1998-09-30
HOUSING PROGRAMS LTD
filed 1998-11-20
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

                                Yes [X]   No [ ]

                            HOUSING PROGRAMS LIMITED

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I.  FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                          Balance Sheets, September 30, 1998 and December 31, 1997 .................1

                          Statements of Operations,
                                   Nine and Three Months Ended September 30, 1998 and 1997..........2

                          Statement of Partners' Deficiency,
                                   Nine Months Ended September 30, 1998 ............................3

                          Statements of Cash Flow,
                                   Nine Months Ended September 30, 1998 and 1997....................4

                          Notes to Financial Statements ............................................5

                  Item 2.  Management's Discussion and Analysis of Financial

                                    Condition and Results of Operation.............................11

PART II.  OTHER INFORMATION

                  Item 1.  Legal Proceedings.......................................................14

                  Item 6.  Exhibits and Reports on Form 8-K........................................14

                  Signatures       ................................................................15


                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                              1998
                                                           (Unaudited)           1997
                                                           ------------      ------------

INVESTMENTS IN LIMITED PARTNERSHIPS
         (Notes 1 and 2)                                   $ 13,555,416      $ 13,409,054

CASH AND CASH EQUIVALENTS (Note 1)                            1,379,882         1,162,398

     OTHER ASSETS                                                67,499                --
                                                           ------------      ------------

     TOTAL ASSETS                                          $ 15,002,797      $ 14,571,452
                                                           ============      ============



                  LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

  Notes payable (Notes 3 and 6)                            $  8,669,743      $  8,669,743
  Accrued fees and expenses due general
    partners (Note 4)                                         1,879,908         1,562,552
  Accrued interest payable (Notes 3 and 6)                   10,474,777         9,921,172
  Accounts payable                                               52,802             3,855
                                                           ------------      ------------

                                                             21,077,230        20,157,322
                                                           ------------      ------------


COMMITMENTS AND CONTINGENCIES
  (Notes 2, 4 and 5)

PARTNERS' DEFICIENCY:
 General partners                                              (311,490)         (306,605)
 Limited partners                                            (5,762,943)       (5,279,265)
                                                           ------------      ------------

                                                             (6,074,433)       (5,585,870)
                                                           ------------      ------------
TOTAL LIABILITIES AND PARTNERS'
       DEFICIENCY                                          $ 15,002,797      $ 14,571,452
                                                           ============      ============



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                    Nine months     Three months     Nine months      Three months
                                                       ended           ended            ended            ended
                                                  Sept. 30, 1998   Sept. 30, 1998   Sept. 30, 1997    Sept. 30, 1997
                                                  --------------   --------------   --------------    --------------
INTEREST INCOME                                     $    44,066      $    14,401      $    41,582      $    16,586
                                                    -----------      -----------      -----------      -----------

OPERATING EXPENSES:

     Management fees - general partner (Note 4)         369,720          123,240          382,354          119,029
     General and administrative (Note 4)                102,463           63,461           56,771           24,639
     Legal and accounting (Note 4)                      113,935           36,630           96,058           21,434
     Interest (Notes 3 and 4)                           617,718          205,906          711,469          205,906
                                                    -----------      -----------      -----------      -----------

            Total operating expenses                  1,203,836          429,237        1,246,652          371,008
                                                    -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                                 (1,159,770)        (414,836)      (1,205,070)        (354,422)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                          395,207           16,322          439,020               --

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                      276,000           92,000          109,134           36,378
                                                    -----------      -----------      -----------      -----------

NET LOSS BEFORE EXTRAORDINARY GAIN                     (488,563)        (306,514)        (656,916)        (318,044)

EXTRAORDINARY GAIN -
     DEBT FORGIVENESS (NOTE 3)                               --               --        2,149,096               --
                                                    -----------      -----------      -----------      -----------

NET INCOME (LOSS) AFTER EXTRAORDINARY GAIN          $  (488,563)     $  (306,514)     $ 1,492,180      $  (318,044)
                                                    ===========      ===========      ===========      ===========

NET LOSS PER LIMITED PARTNERSHIP INTEREST
      INTEREST BEFORE EXTRAORDINARY GAIN            $       (40)     $       (25)     $       (53)     $       (26)
                                                    ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
      INTEREST AFTER EXTRAORDINARY GAIN             $       (40)     $       (25)     $       121      $       (26)
                                                    ===========      ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                         General          Limited
                                         Partners         Partners          Total
                                       -----------      -----------      -----------

PARTNERSHIP INTERESTS                                        12,368
                                                        ===========


DEFICIENCY,
      January 1, 1998                  $  (306,605)     $(5,279,265)     $(5,585,870)

      Net loss for the nine months
      ended September 30, 1998              (4,886)        (483,677)        (488,563)
                                       -----------      -----------      -----------

DEFICIENCY,
      September 30, 1998               $  (311,490)     $(5,762,943)     $(6,074,433)
                                       ===========      ===========      ===========




The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                        1998             1997
                                                                     -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                              $  (488,563)     $ 1,492,180
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Equity in income of limited partnerships
        and amortization of acquisition costs                           (276,000)        (109,134)
      Extraordinary gain - Debt forgiveness                                   --       (1,500,000)
      Increase in other assets                                           (67,499)         (64,299)
      Increase in accrued interest payable                               553,605       (1,078,700)
      Increase in accrued fees and expenses due general partners         317,356          232,357
      Increase (decrease) in accounts payable                             48,947          (10,679)
                                                                     -----------      -----------

      Net cash provided by (used in) operating activities                 87,846       (1,038,275)
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnerships
      recognized as a return of capital                                  129,638        1,287,681
                                                                     -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                217,484          249,406

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,162,398          948,476
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 1,379,882      $ 1,197,882
                                                                     ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

       In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 1998 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998


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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998

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

       The following is a summary of the Partnership's investment in lower-tier limited partnerships for the nine and three months ended September 30, 1998:

                    Balance, beginning of period                           $13,409,054
                    Amortization of acquisition costs                          (24,000)
                    Equity in income of limited partnerships                   300,000
                    Distribution recognized as return of capital              (129,638)
                                                                           -----------
                    Balance, end of period                                 $13,555,416
                                                                           ===========

       The difference between the investment per the accompanying balance sheets at September 30, 1998 and December 31, 1997, and the deficiency per the unaudited combined estimated statements of operations is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

       The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:


                           Nine months     Three months       Nine months       Three months
                              ended           ended               ended           ended
                         Sept. 30, 1998    Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1997
                         --------------    --------------    --------------    --------------
INCOME
   Rental and Other       $ 13,224,000      $  4,408,000      $ 13,452,000      $  4,484,000
                          ------------      ------------      ------------      ------------

EXPENSES
   Depreciation              2,580,000           860,000         2,649,000           883,000
   Interest                  2,586,000           862,000         2,730,000           910,000
   Operating                 8,427,000         2,809,000         8,946,000         2,982,000
                          ------------      ------------      ------------      ------------

       Total expenses       13,593,000         4,531,000        14,325,000         4,775,000
                          ------------      ------------      ------------      ------------

NET LOSS                  $   (369,000)     $   (123,000)     $   (873,000)     $   (291,000)
                          ============      ============      ============      ============


                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

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

        A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

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

        As of September 30, 1998, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

                               SEPTEMBER 30, 1998

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

                               SEPTEMBER 30, 1998


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

        A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $369,720 and $382,354 for the nine months ended September 30, 1998 and 1997, respectively. The fees have decreased due to the sale of a property owned by a local partnership in 1997, which reduced the invested assets.

        The Partnership is obligated on non-recourse notes payable of $8,669,743 at September 30, 1998 and December 31, 1997, which bear interest at 9.5 percent per annum and have principal maturities ranging from December 1999 to December 2001. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATION (CONTINUED)

        Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for periods presented. Legal and accounting fees were $113,935 and $96,058 for the nine months ended September 30, 1998 and 1997, respectively. General and administrative expenses were $102,463 and $56,771 for the periods ended September 30, 1998 and 1997, respectively.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


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

        A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A report 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

        On July 10, 1998, Bond Purchase, L.L.C. (the "Buyer") made an unsolicited tender offer to buy a certain number of units in the Partnership for a price of $100 per Unit. The Buyer did not contact the Corporate General Partner prior to commencing its tender offer. By letter dated July 20, 1998, the Corporate General Partner advised limited partners that it had determined not to take a position with respect to the tender offer but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyer. A copy of the letter from the Buyer is attached as an Exhibit to this form 10-Q.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


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

                                   HOUSING PROGRAMS LIMITED
                                   (a California limited partnership)

                                   By: National Partnership Investments Corp. General Partner

                                          /s/ PAUL PATIERNO
                                          --------------------------------------
                                          Paul Patierno
                                          Chief Financial Officer

                                   Date:
                                          --------------------------------------

                                          /s/ CHARLES BOXENBAUM
                                          --------------------------------------
                                          Charles Boxenbaum
                                          Chief Executive Officer


                                   Date:
                                          --------------------------------------

                                                                       EXHIBIT 1

BOND PURCHASE, L.L.C.
P.O. Box 26730
Kansas City, MO 64196

July 10, 1998

To the Holders of Limited Partnership Interests in Housing Programs, Ltd.

RE:  OFFER TO PURCHASE LIMITED PARTNERSHIP INTERESTS FOR $100.00

Dear Investor:

     We are offering you an opportunity to sell your limited partnership interests (the "Units") in Housing Programs, Ltd. (the "Partnership") for cash in the amount of $100.00 per Unit (which amount will be reduced by any cash distributions declared by the Partnership after the date of this letter). Our offer provides you with an opportunity to sell your Units now without the costly transfer fees and commission costs (typically up to 10%) usually paid by the seller in secondary market sales. ALL TRANSFER COSTS AND FEES WILL BE PAID BY BOND PURCHASE, L.L.C.

     We believe that it is appropriate for investors to have financial choices. Our offer gives you, the investor, the ability to make a decision about your continued involvement with the Partnership. You may no longer wish to continue with your investment in the Partnership for a number of reasons, including:

     *  NO FURTHER IRS FILING

     *  The partnership does not pay any cash distributions.

     * If you sell units, 1998 will be the final year for which you receive a K-1 tax form from the partnership.

     * You may be able to realize a tax loss that would reduce your taxes for 1998.

     * The Partnership was closed twelve years ago in 1986. Your money has been tied up for this long period with minimal return.

     *  More immediate use for the cash tied up in your investment in the Units.

o The absence of a formal trading market for the Units and their resulting relative illiquidity.

o General disenchantment with real estate investments, particularly long-term investments in limited partnerships;

     Our offer is limited to 300 of the 6,184 outstanding Units. If we were to acquire more than this amount, the administrative costs of our offer would become burdensome. If more than 300 units are offered to us, we will prorate our purchases ratably to all sellers.

     We will accept for purchase properly documented Units on a "first-received, first-buy" basis. You will be paid promptly following confirmation of a valid, properly executed Agreement of Transfer and other required transfer documents. We will pay for all Partnership transfer fees and costs. All tenders of Units will be irrevocable and may not be rescinded or withdrawn.

     We are real estate investors who are not affiliated with the Partnership or the General Partners. The General Partners of the Partnership have not analyzed, approved, endorsed or made any recommendation as to acceptance of the offer.
The purchase offer has been determined solely at the discretion of Bond Purchase, L.L.C. and does not necessarily represent the true market value of each unit. We are seeking to acquire Units for investment purposes only and not with a view to their resale.

     An Agreement of Transfer is enclosed which you can use to accept our offer. Please execute page 3 of this document, as well as the Power of Attorney. Obtain all other required signatures and return the documentation in the enclosed envelop. Please note that all signatures must be medallion guaranteed. The transfer cannot be processed without signatures that are medallion guaranteed and failure to obtain them will result in needless delays. In addition, place your Unit Certificate in the enclosed envelope. We encourage you to act immediately if you are interested in accepting our offer as only 300 Units will be purchased.

     OUR OFFER WILL EXPIRE AT 5:00 PM ON AUGUST 31, 1998, UNLESS EXTENDED.

     Please call Kim Pham at (816) 421-4670 if you have any questions.

Sincerely,


Bond Purchase, L.L.C.