Form 10-K405
period 1998-12-31
HOUSING PROGRAMS LTD
filed 1999-04-14
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1998

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

ITEM 1. BUSINESS

Housing Programs Limited (the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 15, 1984. On September 12, 1984, the Partnership offered 3,000 units consisting of 6,184 Limited Partnership Interests and warrants to purchase a maximum of 6,184 Additional Limited Partnership Interests through a public offering.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), Housing Programs Corporation II and Coast Housing Investment Associatioes ("CHIA") (collectively, the "General Partners"). The business of the Partnership is conducted primarily by its General Partners as Housing Programs Limited has no employees of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden. LBI Group Inc. owns all of the stock of Housing Programs Corporation II. CHIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum, as limited partner.

The Partnership holds limited partnership interests in 10 local limited partnerships (referred herein as the "local" or "lower-tier" limited partnerships) as of December 31, 1998, after selling its interests in 7 local limited partnerships, in December 1998, to the Operating Partnership. As of December 31, 1998, an affiliate of NAPICO holds a general partnership interest in 5 of the local limited partnerships. The remaining local partnerships general partners are unaffiliated with the Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

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

During 1998, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 1998, of the projects owned by local partnerships in which the Partnership has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
               IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 1998


                                              Units Authorized
                                                 For Rental
                               No. of         Assistance Under          Units       Percentage of
Name & Location                 Units             Section 8           Occupied       Total Units
---------------                ------         ----------------        --------      -------------

Cape LaCroix                    125                   0                 121               97%
  Cape Girardeau, MO

Cloverdale                      100                   0                  96               96%
  Crawfordsville, IN

Cloverleaf                       94                  94                  92               98%
  Indianapolis, IN

Evergreen Apts                  330                 330                 328               99%
  Oshtemo, MI

Jenny Lind Hall                  78                  78                  78              100%
  Springfield, MO

Lancaster Heights               198                   0                 183               92%
  Normal, IL

Midpark Towers                  202                 202                 200               99%
  Dallas, TX

Plaza Village                   228                 114                 218               96%
  Woonsocket, RI

Santa Fe Towers                 252                 251                 245               97%
  Overland Park, KS

Walnut Towers                    78                  77                  70               90%
  Winfield, KS
                             ------               -----               -----

     TOTAL                    1,685               1,146               1,631               97%
                             ======               =====               =====

ITEM 2. PROPERTIES

Through its investments in local limited partnerships, the Partnership holds interests in real estate properties.


ITEM 3. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

As of December 31, 1998, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. Currently, there are 2,771 registered holders of Limited Partnership Interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or dispositions of its investments in limited partnerships. In March 1999, the Partnership made distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

ITEM 6. SELECTED FINANCIAL DATA:


                                                                   Year Ended December 31,
                                   ----------------------------------------------------------------------------------------
                                       1998               1997               1996               1995               1994
                                   ------------       ------------       ------------       ------------       ------------
Loss From Operations               $ (1,510,232)      $ (1,554,011)      $ (1,698,332)      $ (1,727,047)      $ (1,690,366)

Gain on Sale of Limited
   Partnership Interests              5,398,913               --                 --                 --                 --

Distribution From Limited
   Partnerships Recognized
   as Income                            489,499            468,618            387,721            307,474            520,001

Equity in Income (Loss)
   of Limited Partnerships
   and amortization of
   acquisition costs                 (9,591,534)           367,144            142,894             87,795           (210,249)

Extraordinary gain - debt
   forgiveness                     $       --         $  2,149,096       $       --         $       --         $       --
                                   ------------       ------------       ------------       ------------       ------------

Net Income (Loss)                  $ (5,213,354)      $  1,430,847       $ (1,167,717)      $ (1,331,778)      $ (1,380,614)
                                   ============       ============       ============       ============       ============

Net Income (Loss) per Limited
   Partner Interest                $       (422)      $        116       $        (94)      $       (108)      $       (111)
                                   ============       ============       ============       ============       ============



Total assets                       $  1,034,465       $ 14,571,452       $ 15,312,532       $ 15,191,113       $ 15,692,284
                                   ============       ============       ============       ============       ============

Investments in
   Limited Partnerships            $       --         $ 13,409,054       $ 14,364,056       $ 14,470,783       $ 14,533,940
                                   ============       ============       ============       ============       ============


Notes payable                      $  4,600,000       $  8,669,743       $ 10,169,743       $ 10,169,743       $ 10,177,433
                                   ============       ============       ============       ============       ============

Fees and Expenses Due to
   General Partners                $  1,355,519       $  1,562,552       $  1,317,044       $    990,393       $  1,092,620
                                   ============       ============       ============       ============       ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market accounts and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership sold its interest in 7 local limited partnerships on December 30, 1998, which resulted in cash proceeds to the Partnership of $202,714. In March 1999, the Partnership distributed $695,687 to the limited partners and $7,027 to the general partners.

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

At December 31, 1998, the Partnership has investments in 10 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interest in 7 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.
Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the 17 local limited partnerships that were allocated to the Partnership were approximately $606,000, $485,000 and $1,148,000 for the years ended December 31, 1998, 1997 and 1996, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in (loss) income of limited partnerships of $(9,591,534), $367,144 and $142,894 for the years ended December 31, 1998, 1997 and 1996, respectively. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $13,016,000 and $12,507,000 as of December 31, 1998 and 1997, respectively. The loss in 1998 is the result of an impairment of approximately $9,873,000 recognized to the carrying values of the investments in certain local limited partnerships.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were approximately $489,000, $469,000 and $388,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1998 and 1997, the Partnership has cash and cash equivalents of $831,751 and $1,162,398, respectively. Substantially all of these amounts are on deposit with one money market mutual fund, earning interest. This resulted in the Partnership earning approximately $56,000, $58,000 and $40,000 in interest income for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $492,960, $509,806 and $526,651 for the years ended December 31, 1998, 1997 and 1996, respectively. The fees have decreased due to the sale of a property owned by a local partnership in 1997, which reduced the invested assets.

The Partnership is obligated on non-recourse notes payable of $4,600,000 and $8,669,743 at December 31, 1998 and 1997, respectively, which bear interest at
9.5 percent per annum and mature on December 31,1999. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection the sale of the partnership interests to the Operating Partnership. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Interest expense totaled $823,624, $917,376 and $1,027,333 for 1998, 1997 and 1996, respectively. Interest expense has decreased due to the repayment of two notes totaling $1,500,000 in connection with the sale of the property in 1997. In addition, pursuant to a Memorandum of Understanding entered into on August 11, 1995, the Partnership paid $16,207 in interest on May 1, 1996 to an affiliate of NAPICO that served as the management company for properties owned by the Partnership. The interest relates to funds advanced to the Partnership by the master disbursement account maintained by the management company.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $124,902, $109,225 and $124,958 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in legal and accounting fees in 1996, is $15,000 that the Partnership reimbursed Housing Programs Corporation II for professional fees, which were paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding. General and administrative expenses were $128,108, $75,592 and $59,324 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in general and administrative expenses for the year ended December 31, 1996 are reimbursements to NAPICO for certain expenses, which totaled $9,948. In addition, included in general and administrative expenses in 1998 and 1997 is $37,556 and $5,540, respectively, in expenses related to the third party review of the properties discussed below.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1998, 1997 and 1996, after adjusting for the sale of Deep Lake Hermitage Apartments ("Deep Lake") in June 1997 (see below). Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 17 local partnerships remained fairly constant, and was $16,839,000, $17,633,000 and $17,935,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

Total expenses for the 17 local partnerships remained fairly consistent, and were $17,451,000, $18,123,000 and $19,091,000 for the years ended December 31,
1998, 1997 and 1996, respectively. In addition to expenses decreasing as a result of the sale of Deep Lake, interest expense decreased in 1997 as a result of the interest rate being reduced on several properties' notes payable.

The total net loss for the 17 local partnerships for 1998, 1997 and 1996 aggregated $612,000, $490,000 and $1,156,000, respectively. The losses allocated to the Partnership were $606,000, $485,000 and $1,148,000 for 1998, 1997 and
1996, respectively.

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

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re- engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $37,556 and $5,540 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships, with a total carrying value of $3,691,082, to the Operating Partnership. The sale resulted in proceeds to the Partnership of $202,714 and a net gain of $5,398,913, after being relieved of notes and interest payable of $9,172,563 and incurring selling costs of $285,282, most of which are included in accounts payable at December 31, 1998. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (iii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

The Partnership, as a Limited Partner in the local partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

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

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not Applicable.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Housing Programs Limited
(A California limited partnership)

We have audited the accompanying balance sheets of Housing Programs Limited (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 0 percent and 26 percent of total assets as of December 31, 1998 and 1997, respectively, and the equity in income (loss) of these limited partnerships represent 5 percent, 8 percent and 23 percent of the total net loss of the Partnership for the years ended December 31, 1998, 1997 and 1996, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership's recurring losses from operations, partners' deficiency and notes and related accrued interest payable of $10,177,861 as of December 31, 1998 becoming payable on December 31, 1999 raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1999

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




                                        /s/ KPMG PEAT MARWICK LLP
                                        -----------------------------------

Providence, Rhode Island 02903-9605
January 26, 1996

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                        1998             1997
                                                    ------------     ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                 $         --     $ 13,409,054

CASH DUE FROM ESCROW (Note 2)                            202,714               --

CASH AND CASH EQUIVALENTS (Note 1)                       831,751        1,162,398
                                                    ------------     ------------
          TOTAL ASSETS                              $  1,034,465     $ 14,571,452
                                                    ============     ============

                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3 and 7)                  $  4,600,000     $  8,669,743
     Accrued fees and expenses due general
         partners (Note 4)                             1,355,519        1,562,552
     Accrued interest payable (Notes 3 and 7)          5,577,861        9,921,172
     Accounts payable                                    300,309            3,855
                                                    ------------     ------------

                                                      11,833,689       20,157,322
                                                    ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 6)

PARTNERS' DEFICIENCY:
     General partners                                   (358,739)        (306,605)
     Limited partners                                (10,440,485)      (5,279,265)
                                                    ------------     ------------
                                                     (10,799,224)      (5,585,870)
                                                    ------------     ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                          $  1,034,465     $ 14,571,452
                                                    ============     ============

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                       1998             1997             1996
                                                   ------------     ------------     ------------
INTEREST AND OTHER INCOME                          $     59,362     $     57,988     $     39,934
                                                   ------------     ------------     ------------
OPERATING EXPENSES:
     Management fees - general partner (Note 4)         492,960          509,806          526,651
     General and administrative (Note 4)                128,108           75,592           59,324
     Legal and accounting (Note 4)                      124,902          109,225          124,958
     Interest (Notes 3 and 4)                           823,624          917,376        1,027,333
                                                   ------------     ------------     ------------
           Total operating expenses                   1,569,594        1,611,999        1,738,266
                                                   ------------     ------------     ------------
LOSS FROM OPERATIONS                                 (1,510,232)      (1,554,011)      (1,698,332)

GAIN ON SALE OF LIMITED PARTNERSHIP
     INTERESTS (Note 2)                               5,398,913               --               --

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                          489,499          468,618          387,721

EQUITY IN INCOME (LOSS) OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 1 and 2)             (9,591,534)         367,144          142,894
                                                   ------------     ------------     ------------
LOSS BEFORE EXTRAORDINARY GAIN                       (5,213,354)        (718,249)      (1,167,717)

EXTRAORDINARY GAIN -
     DEBT FORGIVENESS (Note 3)                               --        2,149,096               --
                                                   ------------     ------------     ------------
NET INCOME (LOSS)                                  $ (5,213,354)    $  1,430,847     $ (1,167,717)
                                                   ============     ============     ============
LOSS BEFORE EXTRAORDINARY GAIN
     PER LIMITED PARTNERSHIP INTEREST              $       (422)    $        (58)    $        (94)
                                                   ============     ============     ============
NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST                          $       (422)    $        116     $        (94)
                                                   ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                    General           Limited
                                    Partners          Partners            Total
                                  ------------      ------------      ------------
DEFICIENCY, January 1, 1996       $   (309,236)     $ (5,539,764)     $ (5,849,000)

    Net loss, 1996                     (11,677)       (1,156,040)       (1,167,717)
                                  ------------      ------------      ------------
DEFICIENCY, December 31, 1996         (320,913)       (6,695,804)       (7,016,717)

    Net income, 1997                    14,308         1,416,539         1,430,847
                                  ------------      ------------      ------------
DEFICIENCY, December 31, 1997         (306,605)       (5,279,265)       (5,585,870)

    Net loss, 1998                     (52,134)       (5,161,220)       (5,213,354)
                                  ------------      ------------      ------------
DEFICIENCY, December 31, 1998     $   (358,739)     $(10,440,485)     $(10,799,224)
                                  ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                          1998             1997             1996
                                                                      ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $ (5,213,354)    $  1,430,847     $ (1,167,717)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
          Extraordinary gain                                                    --       (2,149,096)              --
          Gain on sale of partnership interests                         (5,398,913)              --               --
          Equity in loss (income) of limited partnerships                9,559,407         (399,271)        (181,384)
          Amortization of acquisition costs                                 32,127           32,127           38,490
          Increase in accrued interest payable                             759,509          760,313          947,012
          Increase (decrease) in accrued fees and
             expenses due general partners                                (207,033)         245,508          326,651
          Increase in accounts payable                                     296,454          (27,050)          15,473
                                                                      ------------     ------------     ------------
                Net cash used in operating activities                     (171,803)        (106,622)         (21,475)
                                                                      ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Costs related to the sale of partnership interests                     (285,282)
   Capital contributions to limited partnerships                          (556,697)        (520,287)        (915,568)
   Distributions from limited partnerships
      recognized as a return of capital                                    683,135        1,842,431        1,165,189
   Decrease in short term investments                                           --               --          125,000
                                                                      ------------     ------------     ------------
               Net cash (used in) provided by investing activities        (158,844)       1,322,144          374,621
                                                                      ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of notes payable                                                     --       (1,001,600)              --
                                                                      ------------     ------------     ------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                   (330,647)         213,922          353,146

CASH AND CASH EQUIVALENTS,
   beginning of year                                                     1,162,398          948,476          595,330
                                                                      ------------     ------------     ------------
CASH AND CASH EQUIVALENTS,
   end of year                                                        $    831,751     $  1,162,398     $    948,476
                                                                      ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
     Cash paid during the year for interest                           $     64,113     $    158,665     $     80,321
                                                                      ============     ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     See Note 2 to financial statements regarding
     notes and interest payable

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Housing Programs Limited (the "Partnership"), formed under the California Uniform Limited Partnership Act, was organized on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), and Coast Housing Investment Associates (CHIA), a limited partnership and Housing Programs Corporation II. Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden.

       On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The limited partner of CHIA is an officer of NAPICO.

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

       On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships for net proceeds of $202,714 to the Operating Partnership.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Method of Accounting for Investments in Limited Partnerships

       The investments in local limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized to the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

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

       Impairment of Long-Lived Assets

       The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the partnership recognized an impairment loss of $9,873,020 related to certain investments in local limited partnerships, which has been included in equity in loss of limited partnerships.

2.     INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 10 limited partnerships as of December 31, 1998, after selling its interests in 7 limited partnerships. The limited partnerships owned as of December 31, 1998, residential low income rental projects consisting of 1,685 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of unrecognized equity in losses of certain limited partnerships was approximately $13,015,000 and $12,507,000 as of December 31, 1998 and 1997, respectively.

       Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                     1998             1997
                                                                 ------------     ------------
       Investment balance, beginning of year                     $ 13,409,054     $ 14,364,056
       Equity in (loss) income of limited partnerships             (9,559,407)         399,271
       Investment in partnership interests sold                    (3,691,082)              --
       Amortization of capitalized acquisition costs and fees         (32,127)         (32,127)
       Capital contributions                                          556,697          520,287
       Distributions recognized as a return of capital               (683,135)      (1,842,433)
                                                                 ------------     ------------
       Investment balance, end of year                           $         --     $ 13,409,054
                                                                 ============     ============

       The difference between the investment per the accompanying balance sheets at December 31, 1998 and 1997, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account cumulative distributions recognized as income and impairment losses.

       Selected financial information from the combined financial statements of the limited partnerships at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 is as follows:

                                 Balance Sheets

                                                            1998         1997
                                                          --------     --------
                                                             (in thousands)
       Land and buildings, net                            $ 31,923     $ 51,149
                                                          ========     ========
       Total assets                                       $ 45,473     $ 71,789
                                                          ========     ========
       Mortgages payable                                  $ 29,378     $ 52,219
                                                          ========     ========
       Total liabilities                                  $ 52,238     $ 75,642
                                                          ========     ========
       Equity of Housing Programs Limited                 $ (6,462)    $ (3,495)
                                                          ========     ========
       Equity of other partners                           $   (303)    $   (358)
                                                          ========     ========

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                   1998         1997         1996
                                                 --------     --------     --------
                                                           (in thousands)
       Total revenues                            $ 16,839     $ 17,633     $ 17,935
                                                 ========     ========     ========
       Interest expense                          $  3,251     $  3,450     $  3,634
                                                 ========     ========     ========
       Depreciation                              $  3,363     $  3,438     $  3,532
                                                 ========     ========     ========
       Total expenses                            $ 17,451     $ 18,123     $ 19,091
                                                 ========     ========     ========
       Net loss                                  $   (612)    $   (490)    $ (1,156)
                                                 ========     ========     ========
       Net loss allocable to Housing Programs
          Limited                                $   (606)    $   (485)    $ (1,148)
                                                 ========     ========     ========

       Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 10 of the limited partnerships included above and another affiliate of NAPICO receives property management fees of approximately 5 to 6 percent of revenues from 4 of these partnerships. The affiliate received property management fees of $187,166, $211,938 and $244,827 in 1998, 1997 and 1996, respectively.
       The following sets forth the significant data for these partnerships prior to the sale referred to above, reflected in the accompanying financial statements using the equity method of accounting:

                                                   1998         1997        1996
                                                 --------     --------     ------
                                                           (in thousands)
       Total assets                              $ 19,655     $ 34,962
                                                 ========     ========
       Total liabilities                         $ 30,911     $ 46,250
                                                 ========     ========
       Deficiency of Housing Programs Limited    $(11,026)    $(11,070)
                                                 ========     ========
       Deficiency of other partners              $   (230)    $   (219)
                                                 ========     ========
       Total revenue                             $  8,383     $  9,119     $9,741
                                                 ========     ========     ======
       Net loss                                  $   (616)    $   (745)    $ (686)
                                                 ========     ========     ======

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Subsequent to the sale of certain partnership interests, NAPICO is the general partner in five of the limited partnerships, and another affiliate manages one of the limited partnership's property.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

       MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

       When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

       As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $37,556 and $5,540 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships, with a total carrying value of $3,691,082,to the Operating Partnership. The sale resulted in proceeds to the Partnership of $202,714 and a net gain of $5,398,913, after being relieved of notes and interest payable of $9,172,563 and incurring selling costs of $285,282. The cash proceeds were held in escrow at December 31, 1998 and were received subsequent to year end. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

       The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

       In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

3.     NOTES PAYABLE

       Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. As of December 31, 1998, the Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection with the sale of the partnership interests to the Operating Partnership. The notes mature in December 1999 or upon sale or refinancing of the underlying partnership properties. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

       During the year ended December 31, 1997, the lower-tier partnership that owns Deep Lake Hermitage Apartments ("Deep Lake") consummated the sale of the apartment complex for $4,800,000. There were two notes payable by the Partnership to sellers of interests in the lower-tier partnership that owns the Deep Lake property in the aggregate principal amount of $1,500,000, which were secured by the Partnership's interest in the local limited partnership. The notes had accrued interest of $1,650,696, for a total amount due of $3,150,696. The Partnership entered into an agreement with the note holders, who accepted a reduced payment of $1,001,600 in full satisfaction of all obligations, in order to enable the sale of property. This was paid by the lower tier partnership from proceeds of the sale, and approximated the Partnership's investment balance in Deep Lake. In addition, the apartment complex had a first mortgage

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


3.     NOTES PAYABLE (CONTINUED)

       note of approximately $3,500,000 which was paid off from proceeds of the sale. In 1997, the Partnership recognized an extraordinary gain of $2,149,096 from the forgiveness of the debt.

       Maturity dates on the notes and related accrued interest payable are as follows:

                                                       Accrued
           Years Ending December 31,       Notes       Interest       Total
           -------------------------     ----------   ----------   -----------
                     1999                $4,600,000   $5,577,861   $10,177,861
                                         ==========   ==========   ===========

       Notes payable and related accrued interest payable aggregating $10,177,861 as of December 31, 1998 become payable on December 31, 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships' ability to continue as a going concern.

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

       Included in general and administrative expenses for the year ended December 31, 1996 are reimbursements to NAPICO for certain expenses, which totaled $9,948.

       As of December 31, 1998, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


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

6.     CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


7.     FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

       restrictions which make it impracticable to estimate the fair value of the notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

8.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in income (loss) of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships. The difference, $9,315,534, between the estimated nine-month equity in income and the actual 1998 year-to-date equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      Year Ended December 31, 1998
                                   ------------------------------------------------------------------------------------------------
                                                                     Cash
                                     Balance                         Distri-                                             Balance
                                    January 1,       Capital         butions       Equity in                           December 31,
Limited Partnerships                  1998         Contributions    Received      Income/(Loss)        Sale                1998
--------------------               -----------     -------------   -----------    -------------     -----------        ------------
Bannock Arms                       $   615,775        $            $               $    68,680      $  (684,455)       $         --

Berkeley Gardens                       288,107                                         (90,957)        (197,150)

Cape La Croix                                            2,237         (2,237)

Cloverdale                                              29,843        (29,843)

Cloverleaf                                              95,763        (95,763)

Evergreen Apts.                      9,181,872                        (77,702)      (9,104,170)

Friendship Arms                      2,055,500                        (35,039)         (98,171)      (1,922,290)

Jenny Lind Hall

Lancaster Heights                                       21,858        (21,858)

Locust House*                          979,769                        (16,897)         (78,885)        (883,987)

Midpark Towers                                         236,732       (236,732)

Oxford Towers*                                           3,200                                           (3,200)

Plaza Village                          288,031                                        (288,031)

Round Barn Manor*

Santa Fe Towers                                         87,818        (87,818)

Walnut Towers                                           48,005        (48,005)

Westwood Terrace*                                       31,241        (31,241)
                                   -----------        --------    -----------      -----------      -----------        -------------
                                   $13,409,054        $556,697    $  (683,135)     $(9,591,534)     $(3,691,082)       $          --
                                   ===========        ========    ===========      ===========      ===========        =============

                                                                        SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              Year Ended December 31, 1997
                                   -----------------------------------------------------------------------------
                                                                     Cash
                                     Balance                         Distri-                           Balance
                                    January 1,       Capital         butions       Equity in        December 31,
Limited Partnerships                  1997         Contributions    Received      Income/(Loss)         1997
--------------------               -----------     -------------   -----------    -------------     ------------
Bannock Arms                       $   638,495        $ 15,234     $  (198,839)    $ 160,885         $  615,775

Berkeley Gardens                       316,528                                       (28,421)           288,107

Cape La Croix                                            6,784          (6,784)

Cloverdale

Cloverleaf                                              22,229         (22,229)

Deep Lake Hermitage                    979,876                        (979,876)

Evergreen Apts.                      8,762,504                         (77,703)       497,071         9,181,872

Friendship Arms                      2,189,065                         (35,184)      (98,381)         2,055,500

Jenny Lind Hall

Lancaster Heights                                       22,079         (21,858)         (221)

Locust House                         1,032,519                         (16,898)      (35,852)           979,769

Midpark Towers                                         247,203        (247,203)

Oxford Towers

Plaza Village                          445,069                         (29,101)     (127,937)           288,031

Round Barn Manor

Santa Fe Towers                                         99,802         (99,802)

Walnut Towers                                           75,714         (75,714)

Westwood Terrace                                        31,242         (31,242)
                                   -----------        --------     -----------     ---------         -----------
                                   $14,364,056        $520,287     $(1,842,433)    $ 367,144         $13,409,054
                                   ===========        ========     ===========     =========         ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                         Year Ended December 31, 1996
                                ------------------------------------------------------------------------------
                                                                  Cash
                                  Balance                         Distri-                            Balance
                                 January 1,      Capital          butions         Equity in        December 31,
Limited Partnerships                1996      Contributions      Received        Income/(Loss)         1996
--------------------            -----------   -------------     -----------      -------------     -----------
Bannock Arms                    $   553,880      $157,898       $  (193,780)        $ 120,497      $   638,495

Berkeley Gardens                    419,312                                          (102,783)         316,529

Cape La Croix                                       5,957            (5,957)

Cloverdale

Cloverleaf                                          4,394            (4,394)

Deep Lake Hermitage               1,057,356                         (84,178)            6,698          979,876

Evergreen Apts.                   8,384,177                         (77,702)          456,029        8,762,504

Friendship Arms                   2,340,564                         (35,183)         (116,316)       2,189,065

Jenny Lind Hall                                    55,300           (55,300)

Lancaster Heights                                  22,079           (21,858)             (221)

Locust House                      1,137,223                         (16,897)          (87,807)       1,032,519

Midpark Towers                                    446,072          (446,072)

Oxford Towers

Plaza Village                       578,271                                          (133,203)         445,068

Round Barn Manor

Santa Fe Towers                                    96,484           (96,484)

Walnut Towers                                      96,143           (96,143)

Westwood Terrace                                   31,241           (31,241)
                                -----------      --------     -------------         ---------      -----------
                                $14,470,783      $915,568       $(1,165,189)        $ 142,894      $14,364,056
                                ===========      ========     =============         =========      ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996

NOTES: 1. Equity in income (losses of the limited partnerships represents the Partnership's allocable share of the net income (loss) from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or below zero to an amount equal to future capital contributions to be made by the Partnership.

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

                                                                         BUILDINGS, FURNISHINGS
                                                                              & EQUIPMENT
                              NUMBER       OUTSTANDING                       AMOUNT CARRIED
                                OF          MORTGAGE                           AT CLOSE OF                           ACCUMULATED
PARTNERSHIP/LOCATION           APTS.          LOAN           LAND                 PERIOD              TOTAL          DEPRECIATION
--------------------          ------       -----------    ----------     ----------------------    ------------      ------------
Jenny Lind Hall                   78         1,364,711       111,000             2,729,647            2,840,647        1,341,393
  Springfield, MO
Lancaster Heights                198         2,068,823       200,000             4,867,513            5,067,513        2,228,270
  Normal, IL
Midpark Towers                   202         4,025,955       532,593             8,729,209            9,261,802        4,387,449
  Dallas, TX
Santa Fe Towers                  252         5,830,616       316,724            11,480,545           11,797,269        5,632,712
  Overland Park, KS
Walnut Towers                     78         1,375,080        85,229             3,056,802            3,142,031        1,493,384
  Winfield, KS
Cape La Croix                    125         1,324,266       169,000             2,484,615            2,653,615        1,250,575
  Cape Girardeau, MO
Cloverdale                       100           959,536       100,000             2,051,596            2,151,596        1,020,192
  Crawfordsville, IN
Cloverleaf                        94           881,766       123,000             1,927,274            2,050,274          967,254
  Indianapolis, IN
Evergreen Apts.                  330         8,317,774       617,369            15,386,376           16,003,745        7,142,733
  Oshtemo, MI
Plaza Village                    228         3,229,486       369,700             7,043,679            7,413,379        4,994,829
  Woonsocket, RI
                               -----       -----------    ----------           -----------         ------------      -----------
                               1,685       $29,378,013    $2,624,615           $59,757,256         $ 62,381,871      $30,458,791
                               =====       ===========    ==========           ===========         ============      ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 1998

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

       3. Investments in property and equipment - limited partnerships:

                                                     Buildings,
                                                    Furnishings,
                                                        And
                                    Land              Equipment             Total
                                -------------       -------------       -------------
Balance, January 1, 1996        $   4,284,878          98,128,551         102,413,429

Net additions in 1996                      --             536,527             536,527
                                -------------       -------------       -------------
Balance, December 31, 1996          4,284,878          98,665,078         102,949,956

Net additions in 1997                (360,000)         (5,632,467)         (5,992,467)
                                -------------       -------------       -------------
Balance, December 31, 1997          3,924,878          93,032,611          96,957,489

Net additions in 1998                      --           1,005,225           1,005,225

Sale of Property                   (1,300,263)        (34,280,580)        (35,580,843)
                                -------------       -------------       -------------
Balance, December 31, 1998      $   2,624,615       $  59,757,256       $  62,381,871
                                =============       =============       =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 1998

                                                                    Buildings,
                                                                   Furnishings,
                                                                       And
                                                                    Equipment
                                                                   ------------
ACCUMULATED DEPRECIATION:

Balance, January 1, 1996                                           $ 41,753,560

Net additions for 1996                                                3,470,865
                                                                   ------------
Balance, December 31, 1996                                           45,224,425

Net additions for 1997                                                  583,873
                                                                   ------------
Balance, December 31, 1997                                           45,808,298

Net additions for 1998                                                3,281,218

Sale of Property                                                    (18,630,725)
                                                                   ------------
Balance, December 31, 1998                                         $ 30,458,791
                                                                   ============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

HOUSING PROGRAMS LIMITED (the "Partnership") has no directors or executive officers of its own.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), Coast Housing Investments Associates (an affiliate of NAPICO) and Housing Programs Corporation II. Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. Housing Programs Corporation II is a wholly-owned subsidiary of LB I Group Inc. The following biographical information is presented for the directors and executive officers of NAPICO and officers of Housing Programs Corporation II with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 47, President and a director of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of Casden Properties Inc. and The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Corporation. He also became the Chairman of the Board of Casden Properties Inc. in 1998. Previously, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm.

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

HENRY C. CASDEN, 55, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. He also became the President of Casden Properties Inc. in 1998. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PATRICIA W. TOY, 69, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 38, Executive Vice President, General Counsel and Assistant Secretary.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $492,960, $509,806 and $526,651 for the three years ended December 31, 1998, 1997 and 1996, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $9,948 in 1996, and is included in general and administrative expenses.

Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 10 of the limited partnerships in which the Partnership had an investment, and another affiliate received property management fees of approximately 5 to 6 percent of the revenue from 4 of these partnerships. The affiliate received property management fees of $187,166, $211,938 and $244,827 in 1998, 1997 and 1996, respectively.

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

On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships, with a total carrying value of $3,691,082, to the Operating Partnership. The sale resulted in proceeds to the Partnership of $202,714 and a net gain of $5,398,913, after being relieved of notes and interest payable of $9,172,563 and incurring selling costs of $285,282. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1998 and 1997.

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO HOUSING PROGRAMS LIMITED AND LIMITED PARTNERSHIPS IN WHICH HOUSING PROGRAMS LIMITED HAS INVESTMENTS

Schedule - Investments in Limited Partnerships for the years ended December 31, 1998, 1997 and 1996.

Schedule III - Real Estate and Accumulated Depreciation of Property Held by Local Limited Partnerships, December 31, 1998.

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

REPORTS ON FORM 8-K

No reports on Form 8K were filed during the year ended December 31, 1998.

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


HOUSING PROGRAMS LIMITED

By:    NATIONAL PARTNERSHIP INVESTMENTS CORP.
       The General Partner


/s/ CHARLES H. BOXENBAUM
------------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
------------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
------------------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
------------------------------------------
Henry C. Casden
Director


/s/ PAUL PATIERNO
------------------------------------------
Paul Patierno
Chief Financial Officer