Form 10-Q
period 1999-03-31
HOUSING PROGRAMS LTD
filed 1999-05-24
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1999

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999




PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Balance Sheets, March 31, 1999 and December 31, 1998......................1

                  Statements of Operations,
                        Three Months Ended March 31, 1999 and 1998..........................2

                  Statement of Partners' Deficiency,
                        Three Months Ended March 31, 1999 ..................................3

                  Statements of Cash Flow,
                        Three Months Ended March 31, 1999 and 1998..........................4

                  Notes to Financial Statements.............................................5

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

            Item 1.  Legal Proceedings ....................................................14

            Item 6.  Exhibits and Reports on Form 8-K .....................................14

            Signatures ....................................................................15

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                  1999                   1998
                                                              (Unaudited)              (Audited)
                                                             ------------             ------------

CASH DUE FROM ESCROW (Note 2)                                $         --             $    202,714

CASH AND CASH EQUIVALENTS (Note 1)                                 62,403                  831,751
-------------------------------------------------            ------------             ------------

          TOTAL ASSETS                                       $     62,403             $  1,034,465
                                                             ============             ============



             LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3)                                 $  4,600,000             $  4,600,000
     Accrued fees and expenses due general
         partners (Note 4)                                      1,459,763                1,355,519
     Accrued interest payable (Notes 3)                         5,687,111                5,577,861
     Accounts payable                                              82,104                  300,309
                                                             ------------             ------------

                                                               11,828,978               11,833,689
                                                             ------------             ------------


COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                            (368,413)                (358,739)
     Limited partners                                         (11,398,162)             (10,440,485)
                                                             ------------             ------------

                                                              (11,766,575)             (10,799,224)
                                                             ------------             ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                   $     62,403             $  1,034,465
                                                             ============             ============






   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                              1999                  1998
                                                           ---------             ---------

INTEREST INCOME                                            $   6,872             $  15,350
                                                           ---------             ---------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)              104,244               123,240
     General and administrative (Note 4)                      30,697                18,192
     Legal and accounting (Note 4)                            27,318                51,362
     Interest (Notes 3 and 4)                                109,250               205,906
                                                           ---------             ---------

         Total operating expenses                            271,509               398,700
                                                           ---------             ---------

LOSS FROM OPERATIONS                                        (264,637)             (383,350)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                                                     117,568

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                                                  92,000

NET LOSS                                                   $(264,637)            $(173,782)
                                                           =========             =========

NET LOSS PER LIMITED PARTNERSHIP INTEREST                  $     (21)            $     (14)
                                                           =========             =========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)



                                               General                   Limited
                                               Partners                   Partners                  Total
                                              ------------             ------------             ------------

PARTNERSHIP INTERESTS                                                        12,368
                                                                        ===========


DEFICIENCY, January 1, 1999                   $   (358,739)            $(10,440,485)            $(10,799,224)

     Distributions                                  (7,027)                (695,687)                (702,714)

     Net loss for the three months
     ended March 31, 1999                           (2,646)                (261,991)                (264,637)
                                              ------------             ------------             ------------

DEFICIENCY, March 31, 1999                    $   (368,413)            $(11,398,162)            $(11,766,575)
                                              ============             ============             ============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                                      1999                    1998
                                                                                  -----------             -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                                    $  (264,637)            $  (173,782)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
            Equity in income of limited partnerships                                       --                (100,000)
            Amortization of acquisition costs                                              --                   8,000
            Increase in accrued interest payable                                      109,250                 205,906
            Increase in accrued fees and expenses due general partners                104,244                  73,241
            Increase (decrease) in accounts payable                                  (218,205)                333,077
                                                                                  -----------             -----------

                  Net cash (used in) provided by operating activities                (269,348)                346,442
                                                                                  -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale proceeds                                                                    202,714                      --
     Distributions to partners                                                       (702,714)                     --
                                                                                  -----------             -----------

                  Net cash used in investing activities                              (500,000)                     --
                                                                                  -----------             -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (769,348)                346,442

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        831,751               1,162,398
                                                                                  -----------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    62,403             $ 1,508,840
                                                                                  ===========             ===========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (the "Partnership") annual report for the year ended December 31, 1998. National Partnership Investments Corp. ("NAPICO") is a general partner for the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

       In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 1999 and the results of operations and changes in cash flows for the three months then ended.

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

       The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 92.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

       On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships for net proceeds of $202,714 to subsidiaries of Casden Properties Inc.

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

                                 MARCH 31, 1999


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 10 limited partnerships as of March 31, 1999, after selling its interests in 7 limited partnerships. The limited partnerships owned as of March 31, 1999, residential low income rental projects consisting of 1,685 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

       The Partnership has no equity investment in limited partnerships as of March 31, 1999.

       The following are unaudited combined estimated statements of operations for the three months ended March 31, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                                            Three months           Three months
                                                ended                  ended
                                           March 31, 1999         March 31, 1998
                                           --------------         --------------
INCOME
   Rental and Other                         $ 4,210,000             $ 4,408,000
                                            -----------             -----------

EXPENSES
   Depreciation                                 841,000                 860,000
   Interest                                     813,000                 862,000
   Operating                                  2,709,000               2,809,000
                                            -----------             -----------

       Total expenses                         4,363,000               4,531,000
                                            -----------             -----------

NET LOSS                                    $  (153,000)            $  (123,000)
                                            ===========             ===========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

       As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $43,096 through December 31, 1998.

       On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $202,714 and a net gain of $5,398,973, after being relieved of notes and interest payable and deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1998. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

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

       In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together
                                        8

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

NOTE 3 - NOTES PAYABLE

       Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent per annum to the various sellers of the partnership interests. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection with the sale of the Partnership interests to Casden Properties Inc. The notes have principal maturity dates ranging from December 31, 1999 to December 2001 or upon sale or refinancing of the underlying partnership properties. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

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

       As of March 31, 1999, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

                                 MARCH 31, 1999



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

                                 MARCH 31, 1999


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income on money market accounts and certificates of deposit and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership made a distribution to the investors in March 1999, which included using proceeds from disposition of its investments in certain limited partnerships.

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

       A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $104,244 and $123,240 for the three months ended March 31, 1999 and 1998, respectively. The fees have decreased due to the sale of a property owned by a local partnership in 1997, which reduced the invested assets.

       The Partnership is obligated on non-recourse notes payable of $4,600,000 at March 31, 1999 and December 31, 1998, which bear interest at 9.5 percent per annum and mature on December 31, 1999. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection with the sale of the partnership interests to Casden Properties Inc. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       RESULTS OF OPERATION (CONTINUED)

       Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for periods presented. Legal and accounting fees were $27,318 and $51,362 for the three months ended March 31, 1999 and 1998, respectively. General and administrative expenses were $30,697 and $18,192 for the periods ended March 31, 1999 and 1998, respectively.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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

       As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $43,096 through December 31, 1998.

       On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to the subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $202,714 and a net gain of $5,398,973, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, primarily using proceeds from the sale of the partnership interests.

       Casden Properties Inc. purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1999, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999

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


                                    HOUSING PROGRAMS LIMITED
                                    (a California limited partnership)



                                    By: National Partnership Investments Corp.
                                        General Partner


                                        /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                     Date:  May 20, 1999
                                            ------------------------------------

                                        /s/ CHARLES H. BOXENBAUM
                                        ----------------------------------------
                                        Charles H. Boxenbaum
                                        Chief Executive Officer


                                     Date:  May 20, 1999
                                            ------------------------------------