Form 10-Q
period 1999-06-30
HOUSING PROGRAMS LTD
filed 1999-08-16
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1999

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


PART I.  FINANCIAL INFORMATION

              Item 1.  Financial Statements

                     Balance Sheets, June 30, 1999 and December 31, 1998 .................................1

                     Statements of Operations,
                            Six and Three Months Ended June 30, 1999 and 1998.............................2

                     Statement of Partners' Deficiency,
                            Six Months Ended June 30, 1999 ...............................................3

                     Statements of Cash Flow,
                            Six Months Ended June 30, 1999 and 1998.......................................4

                     Notes to Financial Statements .......................................................5

              Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operation..........................................12


PART II.  OTHER INFORMATION

              Item 1.  Legal Proceedings.................................................................16

              Item 6.  Exhibits and Reports on Form 8-K..................................................16

              Signatures.................................................................................17


                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                  1999
                                                               (Unaudited)           1998
                                                             ---------------     --------------
        INVESTMENTS IN LIMITED PARTNERSHIPS                   $         --       $         --

        CASH AND CASH EQUIVALENTS (Note 1)                         559,179            831,751

        CASH DUE FROM ESCROW                                            --            202,714

        OTHER ASSETS                                                64,300                 --
                                                              ------------       ------------

                  TOTAL ASSETS                                $    623,479       $  1,034,465
                                                              ============       ============



                      LIABILITIES AND PARTNERS' DEFICIENCY

        LIABILITIES:
             Notes payable (Notes 3 and 6)                    $  4,600,000       $  4,600,000
             Accrued fees and expenses due general
                 partners (Note 4)                               1,628,306          1,355,519
             Accrued interest payable (Notes 3 and 6)            5,796,361          5,577,861
             Accounts payable                                       78,567            300,309
                                                              ------------       ------------

                                                                12,103,234         11,833,689
                                                              ------------       ------------


        COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

        PARTNERS' DEFICIENCY:
             General partners                                     (365,544)          (358,739)
             Limited partners                                  (11,114,211)       (10,440,485)
                                                              ------------       ------------

                                                               (11,479,755)       (10,799,224)
                                                              ------------       ------------
                   TOTAL LIABILITIES AND PARTNERS'
                        DEFICIENCY                            $    623,479       $  1,034,465
                                                              ============       ============



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                      Six months        Three months        Six months        Three months
                                                         ended             ended               ended              ended
                                                      June 30, 1999     June 30, 1999      June 30, 1998      June 30, 1998
                                                        ---------          ---------          ---------          ---------

INTEREST INCOME                                         $   7,022          $     150          $  29,665          $  14,315
                                                        ---------          ---------          ---------          ---------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)           208,488            104,244            246,480            123,240
     General and administrative (Note 4)                   51,693             20,996             39,002             20,510
     Legal and accounting (Note 4)                         66,869             39,550             77,305             26,243
     Interest (Notes 3 and 4)                             218,500            109,250            411,812            205,906
                                                        ---------          ---------          ---------          ---------

         Total operating expenses                         545,550            274,040            774,599            375,899
                                                        ---------          ---------          ---------          ---------

LOSS FROM OPERATIONS                                     (538,528)          (273,890)          (744,934)          (361,584)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                            560,711            560,711            378,885            261,317

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                             --                 --            184,000             92,000
                                                        ---------          ---------          ---------          ---------

NET INCOME (LOSS)                                       $  22,183          $ 286,821          $(182,049)         $  (8,267)
                                                        =========          =========          =========          =========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP               $       2          $      23          $     (15)         $      (1)
                                                        =========          =========          =========          =========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                         SIX MONTHS ENDED JUNE 31, 1999
                                   (Unaudited)



                                             General               Limited
                                             Partners              Partners                 Total
                                           -----------           -------------         --------------

PARTNERSHIP INTERESTS                                                  12,368
                                                                 ============


DEFICIENCY, January 1, 1999                $   (358,739)         $(10,440,485)         $(10,799,224)

     Distribution                                (7,027)             (695,687)             (702,714)

     Net income for the six months
     ended June 30, 1999                            222                21,961                22,183
                                           ------------          ------------          ------------

DEFICIENCY, June 30, 1999                  $   (365,544)         $(11,114,211)         $(11,479,755)
                                           ============          ============          ============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                   1999                 1998
                                                                               -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $    22,183          $  (182,049)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Equity in income of limited partnerships
               and amortization of acquisition costs                                    --             (184,000)
            Increase in other assets                                               (64,300)              (3,200)
            Increase in accrued interest payable                                   218,500              394,221
            Increase in accrued fees and expenses due general partners             272,787              163,149
            (Decrease) increase in accounts payable                               (221,742)              74,585
                                                                               -----------          -----------

                  Net cash provided by operating activities                        227,428              262,706
                                                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales proceeds                                                                202,714                   --
     Distributions from limited partnerships
        recognized as a return of capital                                               --               35,039
                                                                               -----------          -----------

                  Net cash provided by financing activities                        202,714               35,039
                                                                               -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                                    (702,714)                  --
                                                                               -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (272,572)             297,745

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     831,751            1,162,398
                                                                               -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   559,179          $ 1,460,143
                                                                               ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999


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

        In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 1999 and the results of operations and changes in cash flows for the six and three months then ended.

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

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

        On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships for net proceeds of $202,714 to subsidiaries of Casden Properties Inc.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 10 limited partnerships as of June 30, 1999, after selling its interests in 7 limited partnerships in 1998. As of June 30, 1998, the limited partnerships own residential low income rental projects consisting of 1,685 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The Partnership has no carrying value in investments in limited partnerships as of June 30, 1999.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                            Six months        Three months        Six months        Three months
                               ended              ended              ended             ended
                           June 30, 1999      June 30, 1999      June 30, 1998      June 30, 1998
                            -----------        -----------        -----------        -----------
INCOME
   Rental and Other         $ 8,420,000        $ 4,210,000        $ 8,816,000        $ 4,408,000
                            -----------        -----------        -----------        -----------

EXPENSES
   Depreciation               1,682,000            841,000          1,720,000            860,000
   Interest                   1,626,000            813,000          1,722,000            862,000
   Operating                  5,418,000          2,709,000          5,618,000          2,809,000
                            -----------        -----------        -----------        -----------

       Total expenses         4,726,000          4,363,000          9,062,000          4,531,000
                            -----------        -----------        -----------        -----------

NET LOSS                    $  (306,000)       $  (153,000)       $  (246,000)       $  (123,000)
                            ===========        ===========        ===========        ===========

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $43,096 through December 31, 1998, including approximately $18,000 for the six months ended June 30, 1999.

        On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $202,714 and a net gain of $5,398,973, after being relieved of notes and interest payable and deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        collected in 1999. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

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

                                  JUNE 30, 1999


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

        As of June 30, 1999, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

                                  JUNE 30, 1999


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

        A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $208,488 and $246,480 for the six months ended June 30, 1999 and 1998, respectively. The fees have decreased due to the sale of partnership interests in 1998, which reduced the invested assets.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATION (CONTINUED)

        The Partnership is obligated on non-recourse notes payable of $4,600,000 at June 30, 1999 and December 31, 1998, which bear interest at 9.5 percent per annum and mature on December 31, 1999. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection with the sale of the partnership interests to Casden Properties Inc. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

        Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for periods presented. Legal and accounting fees were $66,869 and $77,303 for the six months ended June 30, 1999 and 1998, respectively. General and administrative expenses were $51,693 and $39,002 for the six months ended June 30, 1999 and 1998, respectively. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999



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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $43,096 through December 31, 1998, including approximately $18,000 for the six months ended June 30, 1999.

        On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to the subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $202,714 and a net gain of $5,398,973, after deducting selling costs. The cash

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATION (CONTINUED)

        proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, primarily using proceeds from the sale of the partnership interests.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 1999, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999

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


                                    HOUSING PROGRAMS LIMITED
                                    (a California limited partnership)



                                    By:  National Partnership Investments Corp.
                                    General Partner


                                    /s/ BRUCE NELSON
                                    ---------------------------------------
                                    Bruce Nelson
                                    President


                                    Date:    August 13, 1999
                                         ----------------------------------



                                    /s/ CHARLES H. BOXENBAUM
                                    ---------------------------------------
                                    Charles H. Boxenbaum
                                    Chief Executive Officer


                                    Date:     August 13, 1999
                                         ---------------------------------