Form 10-Q
period 1999-09-30
HOUSING PROGRAMS LTD
filed 1999-11-22
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Balance Sheets, September 30, 1999 and December 31, 1998 .................1

                  Statements of Operations,
                        Nine and Three Months Ended September 30, 1999 and 1998.............2

                  Statement of Partners' Deficiency,
                        Nine Months Ended September 30, 1999 ...............................3

                  Statements of Cash Flow,
                        Nine Months Ended September 30, 1999 and 1998.......................4

                  Notes to Financial Statements ............................................5

            Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operation ................................12


PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings.....................................................16

            Item 6.  Exhibits and Reports on Form 8-K......................................16

            Signatures.....................................................................17

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS
                                                             1999
                                                          (Unaudited)             1998
                                                          ------------        ------------
INVESTMENTS IN LIMITED PARTNERSHIPS                       $         --        $         --

CASH AND CASH EQUIVALENTS (Note 1)                             591,411             831,751

CASH DUE FROM ESCROW                                                --             202,714

OTHER ASSETS                                                    64,300                  --
                                                          ------------        ------------
          TOTAL ASSETS                                    $    655,711        $  1,034,465
                                                          ============        ============
               LIABILITIES AND PARTNERS' DEFICIENCY
LIABILITIES:
     Notes payable (Notes 3 and 6)                        $  4,600,000        $  4,600,000
     Accrued fees and expenses due general
         partners (Note 4)                                   1,732,550           1,355,519
     Accrued interest payable (Notes 3 and 6)                5,905,611           5,577,861
     Accounts payable (Note 2)                                  76,529             300,309
                                                          ------------        ------------
                                                            12,314,690          11,833,689
                                                          ------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                         (367,336)           (358,739)
     Limited partners                                      (11,291,643)        (10,440,485)
                                                          ------------        ------------
                                                           (11,658,979)        (10,799,224)
                                                          ------------        ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                $    655,711        $  1,034,465
                                                          ============        ============



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                    Nine months     Three months      Nine months     Three months
                                                       ended            ended            ended            ended
                                                   Sept 30, 1999    Sept 30, 1999    Sept 30, 1998    Sept 30, 1998
                                                   -------------    -------------    -------------    -------------
INTEREST INCOME                                     $     7,244      $       105      $    44,066      $    14,401
                                                    -----------      -----------      -----------      -----------
OPERATING EXPENSES:
     Management fees - general partner (Note 4)         312,732          104,244          369,720          123,240
     General and administrative (Note 4)                 70,314           16,122          102,463           63,461
     Legal and accounting (Note 4)                       81,020           14,151          113,935           36,630
     Interest (Notes 3 and 4)                           327,750          109,250          617,718          205,906
                                                    -----------      -----------      -----------      -----------
       Total operating expenses                         791,816          243,767        1,203,836          429,237
                                                    -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS                                   (784,572)        (243,662)      (1,159,770)        (414,836)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                          627,531           66,820          395,207           16,322

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                           --               --          276,000           92,000
                                                    -----------      -----------      -----------      -----------
NET LOSS                                            $  (157,041)     $  (176,842)     $  (488,563)     $  (306,514)
                                                    ===========      ===========      ===========      ===========
NET LOSS PER LIMITED PARTNERSHIP                    $       (13)     $       (14)     $       (40)     $       (25)
                                                    ===========      ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)



                                         General           Limited
                                         Partners          Partners            Total
                                       ------------      ------------      ------------
PARTNERSHIP INTERESTS                                       12,368
                                                         ============

DEFICIENCY, January 1, 1999            $   (358,739)     $(10,440,485)     $(10,799,224)

      Distribution                           (7,027)         (695,687)         (702,714)

      Net loss for the nine months
      ended September 30, 1999               (1,570)         (155,471)         (157,041)
                                       ------------      ------------      ------------

DEFICIENCY, September 30, 1999         $   (367,336)     $(11,291,643)     $(11,658,979)
                                       ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                              1999             1998
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $  (157,041)     $  (488,563)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
           Equity in income of limited partnerships
              and amortization of acquisition costs                                --         (276,000)
           Increase in other assets                                           (64,300)         (67,499)
           Increase in accrued interest payable                               327,750          553,605
           Increase in accrued fees and expenses due general partners         377,031          317,356
           (Decrease) increase in accounts payable                           (223,780)          48,947
                                                                          -----------      -----------
                 Net cash provided by operating activities                    259,660           87,846
                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales proceeds                                                            202,714               --
    Distributions from limited partnerships
       recognized as a return of capital                                           --          129,638
                                                                          -----------      -----------
                 Net cash provided by financing activities                    202,714          129,638
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                                (702,714)              --
                                                                          -----------      -----------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                         (240,340)         217,484
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                831,751        1,162,398
                                                                          -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   591,411      $ 1,379,882
                                                                          ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 1999 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1999


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

NET LOSS PER LIMITED PARTNERSHIP INTEREST

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 12,350 for all years presented.

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

                               SEPTEMBER 30, 1999


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership holds limited partnership interests in 10 limited partnerships as of September 30, 1999, after selling its interests in 7 limited partnerships in 1998. As of September 30, 1999, the limited partnerships own residential low income rental projects consisting of 1,685 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

The Partnership has no carrying value in investments in limited partnerships as of September 30, 1999.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                                     Nine months      Three months      Nine months      Three months
                                        ended            ended            ended             ended
                                   Sept. 30, 1999    Sept. 30, 1999   Sept. 30, 1998    Sept. 30, 1998
                                   --------------    --------------   --------------    --------------
INCOME
   Rental and Other                  $12,630,000      $  4,210,000     $ 13,224,000      $  4,408,000
                                    ------------      ------------     ------------      ------------

EXPENSES
   Depreciation                        2,523,000           841,000        2,580,000           860,000
   Interest                            2,439,000           813,000        2,586,000           862,000
   Operating                           8,127,000         2,709,000        8,427,000         2,809,000
                                    ------------      ------------     ------------      ------------

       Total expenses                 13,089,000         4,363,000       13,593,000         4,531,000
                                    ------------      ------------     ------------      ------------

            Net Loss $              $   (459,000)     $   (153,000)    $   (369,000)     $   (123,000)
                                    ============      ============     ============      ============

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

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project- based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to approximately $43,000 through December 31, 1998, including approximately $37,000 for the nine months ended September 30, 1998. Additional costs amounting to $17,962 were incurred during the first quarter of 1999.

On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $202,714 and a net gain of $5,398,973, after deducting selling

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, primarily using proceeds from the sale of the partnership interests collected in 1999. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                               SEPTEMBER 30, 1999


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

As of September 30, 1999, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 5 - CONTINGENCIES

On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs.

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

                               SEPTEMBER 30, 1999


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

RESULTS OF OPERATIONS

Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds. The Partnership also receives distributions from the lower- tier limited partnerships in which it has invested.

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

A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $312,732 and $369,720 for the nine months ended September 30, 1999 and 1998, respectively. The fees have decreased due to the sale of partnership interests in 1998, which reduced the invested assets.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

The Partnership is obligated on non-recourse notes payable of $4,600,000 at September 30, 1999 and December 31, 1998, which bear interest at 9.5 percent per annum and mature on December 31, 1999. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection with the sale of the partnership interests to Casden Properties Inc. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $81,020 and $113,935 for the nine months ended September 30, 1999 and 1998, respectively. General and administrative expenses were $70,314 and $102,463 for the nine months ended September 30, 1999 and 1998, respectively.

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

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA- insured loan due to the reduction in the principal amount. MAHRAA also phases out project- based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $43,096 through December 31, 1998, including approximately $37,000 for the nine months ended September 30, 1998. Additional costs amounting to $17,962 were incurred during the first quarter of 1999.

On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $202,714 and a net gain of $5,398,973, after deducting selling

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATION (CONTINUED)

costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, primarily using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs.


As of September 30, 1999, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HOUSING PROGRAMS LIMITED
                                      (a California limited partnership)



                                      By: National Partnership Investments Corp.
                                          its General Partner



                                           By: /s/ BRUCE NELSON
                                              ----------------------------------
                                                Bruce Nelson
                                                President


                                           Date: November 17, 1999
                                                --------------------------------



                                           By: /s/ CHARLES H. BOXENBAUM
                                              ----------------------------------
                                                Charles H. Boxenbaum
                                                Chief Executive Officer



                                           Date: November 17, 1999
                                                --------------------------------