Form 10-K405
period 1999-12-31
HOUSING PROGRAMS LTD
filed 2000-04-14
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

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

                              Yes [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1. BUSINESS

Housing Programs Limited (the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 15, 1984. On September 12, 1984, the Partnership offered 3,000 units consisting of 6,184 Limited Partnership Interests and warrants to purchase a maximum of 6,184 Additional Limited Partnership Interests through a public offering.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), Housing Programs Corporation II and Coast Housing Investment Associations ("CHIA") (collectively, the "General Partners"). The business of the Partnership is conducted primarily by its General Partners as Housing Programs Limited has no employees of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden. LBI Group Inc. owns all of the stock of Housing Programs Corporation II. CHIA is a limited partnership formed under the California Limited Partnership Act and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum, as limited partner.

The Partnership holds limited partnership interests in 10 local limited partnerships (referred herein as the "local" or "lower-tier" limited partnerships) as of December 31, 1999, after selling its interests in 7 local limited partnerships, in December 1998, to the Operating Partnership. As of December 31, 1999 and 1998, an affiliate of NAPICO holds a general partnership interest in 5 of the local limited partnerships. The remaining local partnerships general partners are unaffiliated with the Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

During 1999, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 1999, of the projects owned by local partnerships in which the Partnership has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
               IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 1999

                                              Units Authorized
                                                 For Rental                         Percentage of
                               No. of         Assistance Under          Units        Total Units
Name and Location               Units             Section 8           Occupied        Occupied
-----------------               -----          ---------------        --------       ----------
Cape LaCroix                    125                   0                 124               99%
  Cape Girardeau, MO

Cloverdale                      100                 100                  97               97%
  Crawfordsville, IN

Cloverleaf                       94                  94                  94              100%
  Indianapolis, IN

Evergreen Apts                  330                 330                 314               95%
  Oshtemo, MI

Jenny Lind Hall                  78                  78                  78              100%
  Springfield, MO

Lancaster Heights               198                   0                 194               98%
  Normal, IL

Midpark Towers                  202                 200                 178               88%
  Dallas, TX

Plaza Village                   228                 228                 228              100%
  Woonsocket, RI

Santa Fe Towers                 252                 251                 237               94%
  Overland Park, KS

Walnut Towers                    78                  77                  70               90%
  Winfield, KS
                             ------                ----               -----
     TOTAL                    1,685               1,358               1,614               97%
                              =====               =====               =====

ITEM 2. PROPERTIES

Through its investments in local limited partnerships, the Partnership holds interests in real estate properties.


ITEM 3. LEGAL PROCEEDINGS


On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 1999, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests in 1998, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. Currently, there are 2,747 registered holders of Limited Partnership Interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or dispositions of its investments in limited partnerships. In March 1999, the Partnership made distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

ITEM 6. SELECTED FINANCIAL DATA:

                                                                   Year Ended December 31,
                                   ----------------------------------------------------------------------------------------
                                       1999               1998               1997               1996               1995
                                   ------------       ------------       ------------       ------------       ------------
Loss From Operations               $   (910,387)      $ (1,510,232)      $ (1,554,011)      $ (1,698,332)      $ (1,727,047)

Gain on Sale of Limited
   Partnership Interests                     --          5,398,913                 --                 --                 --

Distribution From Limited
   Partnerships Recognized
   as Income                            821,124            489,499            468,618            387,721            307,474

Equity in Income (Loss)
   of Limited Partnerships
   and amortization of
   acquisition costs                         --         (9,591,534)           367,144            142,894             87,795

Extraordinary gain - debt
   forgiveness                               --                 --          2,149,096                 --                 --
                                   ------------       ------------       ------------       ------------       ------------

Net Income (Loss)                  $    (89,261)      $ (5,213,354)      $  1,430,847       $ (1,167,717)      $ (1,331,778)
                                   ============       ============       ============       ============       ============

Net Income (Loss) per Limited
   Partner Interest                $         (7)      $       (417)      $        115       $        (93)      $       (107)
                                   ============       ============       ============       ============       ============

Total assets                       $    817,796       $  1,034,465       $ 14,571,452       $ 15,312,532       $ 15,191,113
                                   ============       ============       ============       ============       ============

Investments in
   Limited Partnerships            $         --       $         --       $ 13,409,054       $ 14,364,056       $ 14,470,783
                                   ============       ============       ============       ============       ============

Notes payable                      $  4,600,000       $  4,600,000       $  8,669,743       $ 10,169,743       $ 10,169,743
                                   ============       ============       ============       ============       ============

Fees and Expenses Due to
   General Partners                $  1,730,608       $  1,355,519       $  1,562,552       $  1,317,044       $    990,393
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

At December 31, 1999, the Partnership has investments in 10 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interest in 7 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the local partnerships that were allocated to the Partnership was approximately $996,000, $606,000 and $485,000 for the years ended December 31, 1999, 1998 and 1997, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in income of limited partnerships of $0, $281,486 and $367,144 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the loss recorded by the Partnership in 1998 includes impairment losses of approximately $9,873,020 recognized to the carrying values of the investments in certain local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $15,382,000 and $15,061,000 as of December 31, 1999 and 1998, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were approximately $821,000, $489,000 and $469,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1999, 1998 and 1997, the Partnership has cash and cash equivalents of $817,796, $831,751 and $1,162,398, respectively. Substantially all of these amounts are on deposit with one money market mutual fund, earning interest. This resulted in the Partnership earning approximately $20,000, $56,000 and $58,000 in interest income for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's original remaining invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $492,960 and $509,806 for the years ended 1998 and 1997, respectively, to $310,790 for the year ended December 31, 1999. The fees decreased in 1998 as compared to 1997 due to the sale of a property owned by a local partnership in 1997, which reduced the invested assets.

The Partnership is obligated on non-recourse notes payable of $4,600,000 which bear interest at 9.5 percent per annum and mature on December 31,1999. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection the sale of the partnership interests to the Operating Partnership. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Interest expense totaled $437,000, $823,624 and $917,376 for 1999, 1998 and 1997, respectively.
Interest expense has decreased due to the relief of notes payable in 1998 and the repayment of two notes totaling $1,500,000 in connection with the sale of the property in 1997.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were generally consistent and were $93,124, $124,902 and $109,225 for the years ended December 31, 1999, 1998 and 1997, respectively. General and administrative expenses were $89,302, $128,108 and $75,592 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in general and administrative expenses in 1999, 1998 and 1997 is $17,962, $37,556 and $5,540, respectively, in expenses related to the third party review of the properties discussed below. Accounts payable at December 31, 1998 includes $153,452 of such costs.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 1999 as compared to the prior years, as a result of the sale of 7 partnership interests on December 30, 1998 and the sale of Deep Lake Hermitage Apartments ("Deep Lake") in June 1997 (see below).

Total revenue for the local partnerships decreased from $16,839,000 and $17,633,000 for the years ended December 31, 1998 and 1997, respectively, to $10,322,000 for the year ended December 31, 1999.

Total expenses for the local partnerships decreased from $17,451,000 and $18,123,000 for the years ended December 31, 1998 and 1997, respectively, to $11,328,000 for the year ended December 31, 1999.

The total net loss for the local partnerships for 1999, 1998 and 1997 aggregated $1,006,000, $612,000 and $490,000, respectively. The losses allocated to the Partnership were $996,000, $606,000 and $485,000 for 1999, 1998 and 1997,
respectively.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or reengineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $37,556 and $5,540 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships, with a total carrying value of $3,691,082, to the Operating Partnership. The sale resulted in proceeds to the Partnership of $202,714 and a net gain of $5,398,913, after being relieved of notes and interest payable of $9,172,563 and incurring selling costs of $285,282, most of which are included in accounts payable at December 31, 1998. The cash proceeds were held in escrow at December 31, 1998 and received subsequent to year-end. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                DECEMBER 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Housing Programs Limited
(A California limited partnership)

We have audited the accompanying balance sheets of Housing Programs Limited (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in (loss) income of these limited partnerships represent 5 percent and 8 percent of the total net (loss) income of the Partnership for the years ended December 31, 1998 and 1997, respectively, and these limited partnerships represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership's recurring losses from operations, partners' deficiency and past due notes and related accrued interest payable of $10,614,861 raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2000

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                        1999                1998
                                                    ------------       ------------
 INVESTMENTS IN LIMITED PARTNERSHIPS
     (Notes 1 and 2)                                $         --       $         --

 CASH DUE FROM ESCROW (Note  2)                               --            202,714

 CASH AND CASH EQUIVALENTS (Note 1)                      817,796            831,751
                                                    ------------       ------------

           TOTAL ASSETS                             $    817,796       $  1,034,465
                                                    ============       ============

LIABILITIES AND PARTNERS' DEFICIENCY

 LIABILITIES:
      Notes payable (Notes 3 and 7)                 $  4,600,000       $  4,600,000
      Accrued fees and expenses due general
          partners (Note 4)                            1,730,608          1,355,519
      Accrued interest payable (Notes 3 and 7)         6,014,861          5,577,861
      Accounts payable (Note 2)                           63,528            300,309
                                                    ------------       ------------

                                                      12,408,997         11,833,689
                                                    ------------       ------------

 COMMITMENTS AND CONTINGENCIES
     (Notes 2, 4 and 6)

 PARTNERS' DEFICIENCY:
      General partners                                  (366,659)          (358,739)
      Limited partners                               (11,224,542)       (10,440,485)
                                                    ------------       ------------

                                                     (11,591,201)       (10,799,224)
                                                    ------------       ------------
            TOTAL LIABILITIES AND PARTNERS'
                 DEFICIENCY                         $    817,796       $  1,034,465
                                                    ============       ============

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                        1999              1998               1997
                                                     -----------       -----------       -----------
INTEREST AND OTHER INCOME                            $    19,829       $    59,362       $    57,988
                                                     -----------       -----------       -----------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)          310,790           492,960           509,806
     General and administrative (Note 4)                  89,302           128,108            75,592
     Legal and accounting                                 93,124           124,902           109,225
     Interest (Note 3)                                   437,000           823,624           917,376
                                                     -----------       -----------       -----------

              Total operating expenses                   930,216         1,569,594         1,611,999
                                                     -----------       -----------       -----------

LOSS FROM OPERATIONS                                    (910,387)       (1,510,232)       (1,554,011)

GAIN ON SALE OF LIMITED PARTNERSHIP
     INTERESTS (Note 2)                                       --         5,398,913                --

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME (Note 2)                                  821,124           489,499           468,618

EQUITY IN (LOSS) INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 1 and 2)                      --        (9,591,534)          367,144
                                                     -----------       -----------       -----------

LOSS BEFORE EXTRAORDINARY GAIN                                --        (5,213,354)         (718,249)

EXTRAORDINARY GAIN -
     DEBT FORGIVENESS (Note 3)                                --                --         2,149,096
                                                     -----------       -----------       -----------

NET (LOSS) INCOME                                    $   (89,263)      $(5,213,354)      $ 1,430,847
                                                     ===========       ===========       ===========

LOSS BEFORE EXTRAORDINARY GAIN
     PER LIMITED PARTNERSHIP INTEREST                $        (7)      $      (417)      $       (57)
                                                     ===========       ===========       ===========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP INTEREST                            $        (7)      $      (417)      $       115
                                                     ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                      General            Limited
                                      Partners           Partners             Total
                                    ------------       ------------       ------------
DEFICIENCY, January 1, 1997         $   (320,913)      $ (6,695,804)      $ (7,016,717)

     Net income, 1997                     14,308          1,416,539          1,430,847
                                    ------------       ------------       ------------

DEFICIENCY, December 31, 1997           (306,605)        (5,279,265)        (5,585,870)

     Net loss, 1998                      (52,134)        (5,161,220)        (5,213,354)
                                    ------------       ------------       ------------

DEFICIENCY, December 31, 1998           (358,739)       (10,440,485)       (10,799,224)

     Distributions to partners            (7,027)          (695,687)          (702,714)

     Net loss, 1999                         (893)           (88,370)           (89,263)
                                    ------------       ------------       ------------

DEFICIENCY, December 31, 1999       $   (366,659)      $(11,224,542)      $(11,591,201)
                                    ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                1999               1998              1997
                                                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  (loss) income                                                    $   (89,263)      $(5,213,354)      $ 1,430,847
       Adjustments to reconcile net (loss) income to net
          cash provided by (used in) operating activities:
              Extraordinary gain                                                      --                --        (2,149,096)
              Gain on sale of partnership interests                                   --        (5,398,913)               --
              Equity in loss (income) of limited partnerships                         --         9,559,407          (399,271)
              Amortization of acquisition costs                                       --            32,127            32,127
              Increase in accrued interest payable                               437,000           759,509           760,313
              Increase (decrease) in accrued fees and
                 expenses due general partners                                   375,089          (207,033)          245,508
              (Decrease) increase in accounts payable                           (236,781)          296,454           (27,052)
                                                                             -----------       -----------       -----------

                    Net cash provided by (used in) operating activities          486,045          (171,803)         (106,624)
                                                                             -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Costs related to the sale of partnership interests                             --          (285,282)
       Capital contributions to limited partnerships                              97,707          (556,697)         (520,287)
       Distributions from limited partnerships
          recognized as a return of capital                                      (97,707)          683,135         1,842,433
       Proceeds from sale of limited partnership interests                       202,714                --                --
                                                                             -----------       -----------       -----------

                   Net cash provided by (used in) investing activities           202,714          (158,844)        1,322,146
                                                                             -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of notes payable                                                       --                --        (1,001,600)
       Distributions to partners                                                (702,714)               --                --
                                                                             -----------       -----------       -----------

                   Net cash used in financing activities                        (702,714)               --        (1,001,600)
                                                                             -----------       -----------       -----------

NET (DECREASE) INCREASE IN CASH
       AND CASH EQUIVALENTS                                                      (13,955)         (330,647)          213,922

CASH AND CASH EQUIVALENTS,
       beginning of year                                                         831,751         1,162,398           948,476
                                                                             -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
       end of year                                                           $   817,796       $   831,751       $ 1,162,398
                                                                             ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
         Cash paid during the year for interest                              $        --       $    64,113       $   158,665
                                                                             ===========       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
         See Note 2 to financial statements regarding notes and interest payable



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        2. INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 10 limited partnerships as of December 31, 1999 and 1998, after selling its interests in 7 limited partnerships in 1998. The limited partnerships own residential low income rental projects consisting of 1,685 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of unrecognized equity in losses of certain limited partnerships was approximately $15,382,000 and $15,061,000 as of December 31, 1999 and 1998, respectively.

        Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:


                                                                          1999                1998
                                                                       ------------       ------------
        Investment balance, beginning of year                          $         --       $ 13,409,054
        Equity in loss of limited partnerships                                   --         (9,559,407)
        Investment in partnership interests sold                                 --         (3,691,082)
        Amortization of capitalized acquisition costs and fees                   --            (32,127)
        Capital contributions                                                97,707            556,697
        Distributions recognized as a return of capital                     (97,707)          (683,135)
                                                                       ------------       ------------


        Investment balance, end of year                                $         --       $         --
                                                                       ============       ============

        The difference between the investment per the accompanying balance sheets at December 31, 1999 and 1998, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

        Selected financial information from the combined financial statements of the limited partnerships at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 is as follows:

                                 Balance Sheets

                                                   1999           1998
                                                 --------       --------
                                                     (in thousands)
        Land and buildings, net                  $ 29,567       $ 31,923
                                                 ========       ========

        Total assets                             $ 44,197       $ 45,473
                                                 ========       ========

        Mortgages payable                        $ 27,953       $ 29,378
                                                 ========       ========

        Total liabilities                        $ 52,534       $ 52,238
                                                 ========       ========

        Deficit of Housing Programs Limited      $ (8,019)      $ (6,462)
                                                 ========       ========

        Deficit of other partners                $   (318)      $   (303)
                                                 ========       ========

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                      1999           1998           1997
                                                    --------       --------       --------
                                                                (in thousands)
        Total revenues                              $ 10,322       $ 16,839       $ 17,633
                                                    ========       ========       ========

        Interest expense                            $  1,751       $  3,251       $  3,450
                                                    ========       ========       ========

        Depreciation                                $  2,067       $  3,363       $  3,438
                                                    ========       ========       ========

        Total expenses                              $ 11,328       $ 17,451       $ 18,123
                                                    ========       ========       ========

        Net loss                                    $ (1,006)      $   (612)      $   (490)
                                                    ========       ========       ========

        Net loss allocable to Housing Programs
           Limited                                  $   (396)      $   (606)      $   (485)
                                                    ========       ========       ========

        Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 10 of the limited partnerships included above, and another affiliate of NAPICO received property management fees of approximately 5 to 6 percent of revenues from 4 of these partnerships. Subsequent to the sale of certain partnership interests, NAPICO is the general partner in five of the limited partnerships, and another affiliate manages one of the limited partnership's property. The affiliate received property management fees of $57,228, $187,166 and $211,938 in 1999, 1998 and 1997, respectively.
        The following sets forth the significant data for the partnerships in which an affiliate of NAPICO is currently the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                                        1999             1998                1997
                                                      --------       -------------       -------------
                                                                      (in thousands)
Total assets                                          $ 18,210       $      19,655
                                                      ========       =============

Total liabilities                                     $ 31,407       $      30,911
                                                      ========       =============

Deficiency of Housing Programs Limited                $(12,949)      $     (11,026)
                                                      ========       =============

Deficiency of other partners                          $   (248)      $        (230)
                                                      ========       =============

Total revenue                                         $  4,719       $       8,383       $       9,119
                                                      ========       =============       =============

Net loss                                              $ (1,502)      $        (616)      $        (745)
                                                      ========       =============       =============

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

        When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain. As a result of the foregoing, the Partnership, in 1997, undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $17,962, $37,556 and $5,540 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in general and administrative expenses. Accounts payable at December 31, 1998 includes $153,452 of such costs.


        On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships, with a total carrying value of $3,691,082, to the Operating Partnership. The sale resulted in proceeds to the Partnership of $202,714 and a net gain of $5,398,913, after being relieved of notes and interest payable of $9,172,563 and incurring selling costs of $285,282, most of which are included in accounts payable at December 31, 1998. The cash proceeds were held in escrow at December 31, 1998 and were received in 1999. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        Subsequent to year end, the Partnership sold its interest in one of the limited partnerships for a payment of $175,000. The Partnership is entitled to additional proceeds of up to $75,000 under certain conditions.

3.      NOTES PAYABLE

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection with the sale of the partnership interests to the Operating Partnership in 1998. The notes matured in December 1999. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


3.      NOTES PAYABLE (CONTINUED)

        Notes payable and related accrued interest payable aggregating $10,614,861 as of December 31, 1999 become payable on December 31, 1999. The Partnership has not made any payments and is in default under the terms of the notes. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships' ability to continue as a going concern.

        Management is in process of attempting to negotiate extensions of the maturity dates on the notes payable.

4.      FEES AND EXPENSES DUE GENERAL PARTNERS

        Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the general partners for an annual asset management fee equal to .5% of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective limited partnerships.

        As of December 31, 1999, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


6.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

        NAPICO is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

7.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

8.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in
        (loss) income of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships.

                                                                        SCHEDULE

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               Year Ended December 31, 1999
                       ----------------------------------------------------------------------------------------------------------
                                                                  Cash
                        Balance                                   Distri-                                               Balance
                       January 1,          Capital                butions             Equity in                       December 31,
Limited Partnerships     1999           Contributions            Received           Income/(Loss)          Sale           1999
--------------------   ---------      ----------------       ----------------      ----------------      --------     ------------
Cape La Croix          $             $                      $                     $                     $            $

Cloverdale

Cloverleaf                                     24,899              (24,899)                                                    --
Evergreen Apts

Jenny Lind Hall

Lancaster Heights

Midpark Towers

Plaza Village

Santa Fe Towers                                72,808              (72,808)                                                    --

Walnut Towers
                       ---------     ----------------       ----------------      ----------------      --------     ------------
                       $             $         97,707       $        (97,707)     $                     $            $         --
                       =========     ================       ================      ================      ========     ============

                                                                        SCHEDULE
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                      Year Ended December 31, 1999
                       ---------------------------------------------------------------------------------------------
                                                           Cash
                         Balance                           Distri-                                           Balance
                        January 1,       Capital          butions          Equity in                        December 31,
Limited Partnerships      1999        Contributions       Received       Income/(Loss)         Sale            1999
-----------------      -----------      ---------       -----------       -----------       -----------        ------
Bannock Arms           $   615,775      $               $                 $    68,680       $  (684,455)      $  --

Berkeley Gardens           288,107                                            (90,957)         (197,150)         --

Cape La Croix                               2,237            (2,237)                                             --

Cloverdale                                 29,843           (29,843)                                             --

Cloverleaf                                 95,763           (95,763)                                             --

Evergreen Apts           9,181,872                          (77,702)       (9,104,170)                           --

Friendship Arms          2,055,500                          (35,039)          (98,171)       (1,922,290)         --

Jenny Lind Hall

Lancaster Heights                          21,858           (21,858)                                             --

Locust House*              979,769                          (16,897)          (78,885)         (883,987)         --

Midpark Towers                            236,732          (236,732)                                             --

Oxford Towers*                              3,200                                                (3,200)         --

Plaza Village              288,031                                           (288,031)                           --

Round Barn Manor*

Santa Fe Towers                            87,818           (87,818)                                             --

Walnut Towers                              48,005           (48,005)                                             --

Westwood Terrace*                          31,241           (31,241)                                             --
                       -----------      ---------       -----------       -----------       -----------       -----

                       $13,409,054      $ 556,697       $  (683,135)      $(9,591,534)      $(3,691,082)      $  --
                       ===========      =========       ===========       ===========       ===========       =====

                                                                        SCHEDULE
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                 Year Ended December 31, 1997
                         ------------------------------------------------------------------------------
                                                              Cash
                           Balance                            Distri-         Balance
                          January 1,        Capital           butions         Equity in     December 31,
Limited Partnerships         1997        Contributions       Received       Income/(Loss)      1997
                         -----------     -------------      -----------     -------------   ------------
Bannock Arms             $   638,495       $ 15,234       $  (198,839)       $ 160,885      $   615,775

Berkeley Gardens             316,528                                           (28,421)         288,107

Cape La Croix                                 6,784            (6,784)                               --

Cloverdale

Cloverleaf                                   22,229           (22,229)                               --

Deep Lake Hermitage          979,876                         (979,876)                               --

Evergreen Apts.            8,762,504                          (77,703)         497,071        9,181,872

Friendship Arms            2,189,065                          (35,184)         (98,381)       2,055,500

Jenny Lind Hall

Lancaster Heights                            22,079           (21,858)            (221)              --

Locust House               1,032,519                          (16,898)         (35,852)         979,769

Midpark Towers                              247,203          (247,203)                               --

Oxford Towers

Plaza Village                445,069                          (29,101)        (127,937)         288,031

Round Barn Manor

Santa Fe Towers                              99,802           (99,802)                               --

Walnut Towers                                75,714           (75,714)                               --

Westwood Terrace                             31,242           (31,242)                               --
                         -----------       --------       -----------        ---------      -----------

                         $14,364,056       $520,287       $(1,842,433)       $ 367,144      $13,409,054
                         ===========       ========       ===========        =========      ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

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

                            HOUSING PROGRAMS LIMITED                SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH H P L HAS INVESTMENTS
                                DECEMBER 31, 1999

                                                                            BUILDINGS,
                                                                           FURNISHINGS
                                                                          AND EQUIPMENT
                            NUMBER       OUTSTANDING                     AMOUNT CARRIED
                              OF           MORTGAGE                        AT CLOSE OF                        ACCUMULATED
Partnership/Location         APTS.           LOAN           LAND              PERIOD               TOTAL      DEPRECIATION
                          ----------    -------------    ----------      --------------         -----------   -------------
Jenny Lind Hall               78        $   685,200      $   32,000       $    886,202          $   918,202    $   118,202
     Springfield, MO
Lancaster Heights            198          1,977,775         200,000          4,901,938            5,101,938      2,408,766
     Normal, IL
Midpark Towers               202          3,937,081         532,593          8,729,209            9,261,802      4,659,965
     Dallas, TX
Santa Fe Towers              252          5,706,905         316,724         11,534,322           11,851,046      5,998,979
     Overland Park, KS
Walnut Towers                 78          1,341,630          85,229          3,056,802            3,142,031      1,591,092
     Winfield, KS
Cape La Croix                125          1,270,589         169,000          2,484,615            2,653,615      1,329,343
     Cape Girardeau, MO
Cloverdale                   100            916,880         100,000          2,051,596            2,151,596      1,088,761
     Crawfordsville, IN
Cloverleaf                    94            844,693         123,000          1,927,274            2,050,274      1,029,117
     Indianapolis, IN
Evergreen Apts.              330          8,139,909         617,369         15,522,085           16,139,454      7,669,330
     Oshtemo, MI
Plaza Village                228          3,132,514         369,700          7,170,570            7,540,270      5,349,988
     Woonsocket, RI
                           -----        -----------      ----------       ------------          -----------    -----------

                           1,685        $27,953,176      $2,545,615       $58,264,613           $60,810,228    $31,243,543
                           =====        ===========      ==========       ===========           ===========    ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 1999


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


        3.    Investments in property and equipment - limited partnerships:


                                                               Buildings,
                                                              Furnishings,
                                                                  And
                                            Land               Equipment                 Total
                                         ------------         -------------         ----------------
Balance, January 1, 1997                 $ 4,284,878          $ 98,665,078          $   102,949,956

Net additions in 1997                       (360,000)           (5,632,467)              (5,992,467)
                                         ------------         -------------         ----------------

Balance, December 31, 1997                 3,924,878            93,032,611               96,957,489

Net additions in 1998                             --             1,005,225                1,005,225

Sale of Properties                        (1,300,263)          (34,280,580)             (35,580,843)
                                         ------------         -------------         ----------------

Balance, December 31, 1998                 2,624,615            59,757,256               62,381,871

Net additions in 1999                        (79,000)           (1,492,643)              (1,571,643)
                                         ------------         -------------         ----------------

Balance, December 31, 1999               $  2,545,615         $  58,264,613         $     60,810,228
                                         ============         =============         ================

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 1999

                                                         Buildings,
                                                        Furnishings,
                                                            And
                                                         Equipment
                                                       -------------
Accumulated Depreciation:

Balance, January 1, 1997                               $ 45,224,425

Net additions for 1997                                      583,873
                                                       -------------

Balance, December 31, 1997                               45,808,298

Net additions for 1998                                    3,281,218

Sale of Properties                                      (18,630,725)
                                                       -------------

Balance, December 31, 1998                               30,458,791

Net additions for 1999                                      784,752
                                                       -------------

Balance, December 31, 1999                             $  31,243,543
                                                       =============

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

CHARLES H. BOXENBAUM, 70, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 48, President and a director of NAPICO.

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

ALAN I. CASDEN, 54, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

PAUL PATIERNO, 43, Chief Financial Officer.

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

PATRICIA W. TOY, 70, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 39, Executive Vice President, General Counsel and Assistant Secretary.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $310,790 for the year ended December 31, 1999 and $492,960 and $509,806 for the two years ended December 31, 1998 and 1997, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $9,948 in 1996, and is included in general and administrative expenses.

Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 10 of the limited partnerships included above, and another affiliate of NAPICO received property management fees of approximately 5 to 6 percent of revenues from 4 of these partnerships. Subsequent to the sale of certain partnership interests, NAPICO is the general partner in five of the limited partnerships, and another affiliate manages one of the limited partnership's property. The affiliate received property management fees of $57,228, $187,166 and $211,938 in 1999, 1998 and 1997,
respectively.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1999 and 1998.

Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997.

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO HOUSING PROGRAMS LIMITED AND LIMITED PARTNERSHIPS IN WHICH HOUSING PROGRAMS LIMITED HAS INVESTMENTS

Schedule - Investments in Limited Partnerships for the years ended December 31, 1999, 1998 and 1997.

Schedule III - Real Estate and Accumulated Depreciation of Property Held by Local Limited Partnerships, December 31, 1999, 1998 and 1997.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

EXHIBITS
--------
(3)        Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11
           #2-92352 incorporated herein by reference.

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

REPORTS ON FORM 8-K

No reports on Form 8K were filed during the year ended December 31, 1999.

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


HOUSING PROGRAMS LIMITED


By:     NATIONAL PARTNERSHIP INVESTMENTS CORP.
        The General Partner


/s/ CHARLES H. BOXENBAUM
-----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
-----------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
-----------------------------------
Alan I. Casden
Director


/s/ PAUL PATIERNO
-----------------------------------
Paul Patierno
Chief Financial Officer