Form 10-Q
period 2000-03-31
HOUSING PROGRAMS LTD
filed 2000-05-22
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2000

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


PART I.  FINANCIAL INFORMATION

               Item 1.  Financial Statements

                      Balance Sheets, March 31, 2000 and December 31, 1999 .....................................1

                      Statements of Operations,
                              Three Months Ended March 31, 2000 and 1999........................................2

                      Statement of Partners' Deficiency,
                              Three Months Ended March 31, 2000 ................................................3

                      Statements of Cash Flow,
                              Three Months Ended March 31, 2000 and 1999........................................4

                      Notes to Financial Statements ............................................................5

               Item 2.  Management's Discussion and Analysis of Financial
                               Condition and Results of Operation..............................................10


PART II.  OTHER INFORMATION

               Item 1.  Legal Proceedings......................................................................13

               Item 6.  Exhibits and Reports on Form 8-K.......................................................13

               Signatures......................................................................................14

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                             2000            1999
                                                                         (Unaudited)       (Audited)
                                                                         ------------     ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Notes 1 and 2)                      $       --       $       --

CASH AND CASH EQUIVALENTS (Note 1)                                            852,271          817,796
                                                                         ------------     ------------
          TOTAL ASSETS                                                   $    852,271     $    817,796
                                                                         ============     ============

                                 LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3)                                             $  4,600,000     $  4,600,000
     Accrued fees and expenses due general
         partners (Note 4)                                                  1,635,804        1,730,608
     Accrued interest payable (Notes 3)                                     6,124,111        6,014,861
     Accounts payable                                                          86,832           63,528
                                                                         ------------     ------------

                                                                           12,446,747       12,408,997
                                                                         ------------     ------------

COMMITMENTS AND CONTINGENCIES
    (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                                        (366,692)        (366,659)
     Limited partners                                                     (11,227,784)     (11,224,542)
                                                                         ------------     ------------

                                                                          (11,594,476)     (11,591,201)
                                                                         ------------     ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                               $    852,271     $    817,796
                                                                         ============     ============




   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                        2000           1999
                                                     ---------       ---------
INTEREST INCOME                                      $     100       $   6,872
                                                     ---------       ---------
OPERATING EXPENSES:
     Management fees - general partner (Note 4)         80,196         104,244
     General and administrative (Note 4)                 9,449          30,697
     Legal and accounting (Note 4)                      52,658          27,318
     Interest (Notes 3 and 4)                          109,250         109,250
                                                     ---------       ---------

           Total operating expenses                    251,553         271,509
                                                     ---------       ---------

LOSS FROM OPERATIONS                                  (251,453)       (264,637)

GAIN ON SALE OF PARTNERSHIP INTERESTS (Note 2)         248,178            --
                                                     ---------       ---------


NET LOSS                                             $  (3,275)      $(264,637)
                                                     =========       =========

NET LOSS PER LIMITED PARTNERSHIP INTEREST            $      (0)      $     (21)
                                                     =========       =========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                           General             Limited
                                           Partners            Partners           Total
                                         ------------       ------------       ------------
PARTNERSHIP INTERESTS                            --               12,368               --
                                                            ============

DEFICIENCY, January 1, 2000              $   (366,659)      $(11,224,542)      $(11,591,201)

      Net loss for the three months
      ended March 31, 2000                        (33)            (3,242)            (3,275)
                                         ------------       ------------       ------------

DEFICIENCY, March 31, 2000               $   (366,692)      $(11,227,784)      $(11,594,476)
                                         ============       ============       ============







The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                               2000          1999
                                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                             $  (3,275)      $(264,637)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Gain on sale of partnership interests                           (248,178)           --
            Increase in accrued interest payable                             109,250         109,250
            (Decrease) increase in accrued fees and expenses
                  due general partners                                       (94,804)        104,244
            Increase (decrease) in accounts payable                           23,304        (218,205)
                                                                           ---------       ---------

                  Net cash used in operating activities                     (213,703)       (269,348)
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of partnership interests                             248,178         202,714
                                                                           ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES;
     Distributions to partners                                                  --          (702,714)
                                                                           ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          34,475        (769,348)

CASH AND CASH EQUIVALENTS, beginning of period                               817,796         831,751
                                                                           ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                                   $ 852,271       $  62,403
                                                                           =========       =========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (the "Partnership") annual report for the year ended December 31, 1999. National Partnership Investments Corp. ("NAPICO") is a general partner for the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

     In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2000 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2000



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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     As of March 31, 2000, the Partnership holds limited partnership interests in 10 limited partnerships. The limited partnerships owned as of March 31, 2000, residential low income rental projects consisting of 1,685 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

     The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

     The Partnership has no equity investment in limited partnerships as of March 31, 2000.

     The following are unaudited combined estimated statements of operations for the three months ended March 31, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                                     Three months               Three months
                                                         ended                      ended
                                                    March 31, 2000             March 31, 1999
                                                    --------------             --------------
         INCOME
            Rental and Other                            $2,580,000                 $4,210,000
                                                        ----------                 ----------

         EXPENSES
            Depreciation                                   517,000                    841,000
            Interest                                       438,000                    813,000
            Operating                                    1,878,000                  2,709,000
                                                       -----------                -----------

                Total expenses                           2,833,000                  4,363,000
                                                       -----------                -----------

         NET LOSS                                       $ (253,000)               $  (153,000)
                                                        ==========                ===========

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

                                 MARCH 31, 2000


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

     During the three month ended March 31, 2000, the Partnership sold its interest in one limited partnership for a net payment of $248,178.
     The Partnership recognized a gain of $248,178 from the sale because it had no investment balance related to this partnership.

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 7 local limited partnerships to affiliates of Casden Properties, Inc. The sale resulted in cash proceeds to the Partnership of $202,714, which was collected in 1999. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

NOTE 3 - NOTES PAYABLE

     Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at
     9.5 percent per annum to the various sellers of the partnership interests. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and were payable only out of cash distributions from the investee partnerships, as defined in the notes. The notes and unpaid interest became payable on December 31, 1999. Management is in process of attempting to negotiate extension of the maturity dates on the notes payable.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


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

     As of March 31, 2000, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 5 - CONTINGENCIES

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                                 MARCH 31, 2000


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary sources of funds include interest income on money market accounts and certificates of deposit and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership made a distribution to the investors in March 2000, which included using proceeds from disposition of its investments in certain limited partnerships.

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

     A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $80,196 and $104,244 for the three months ended March 31, 2000 and 1999, respectively.

     The Partnership is obligated on non-recourse notes payable of $4,600,000 at March 31, 2000, which bear interest at 9.5 percent per annum and matured on December 31, 1999. The notes and related interest were payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. The notes and unpaid interest became payable on December 31, 1999. Management is in process of attempting to negotiate extension of the maturity dates on the notes payable.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATION (CONTINUED)

     Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for periods presented. Legal and accounting fees were $52,658 and $27,318 for the three months ended March 31, 2000 and 1999, respectively. General and administrative expenses were $9,449 and $30,697 for the periods ended March 31, 2000 and 1999, respectively.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


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

     During the three month ended March 31, 2000, the Partnership sold its interest in one limited partnership for a net payment of $248,178.
     The Partnership recognized a gain of $248,178 from the sale because it had no investment balance related to this partnership.

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 7 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $202,714, which was collected in 1999. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, primarily using proceeds from the sale of the partnership interests.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of March 31, 2000, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2000.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000

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


                                    HOUSING PROGRAMS LIMITED
                                    (a California limited partnership)



                                    By:   National Partnership Investments Corp.
                                          General Partner



                                          -------------------------------------
                                          Bruce Nelson
                                          President


                                    Date:
                                          -------------------------------------



                                          -------------------------------------
                                          Paul Patierno
                                          Chief Financial Officer


                                    Date:
                                         --------------------------------------