Form 10-Q/A
period 2000-03-31
HOUSING PROGRAMS LTD
filed 2000-05-22
CIK 750304

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


                                    HOUSING PROGRAMS LIMITED
                                    (a California limited partnership)



                                    By:   National Partnership Investments Corp.
                                          General Partner



                                          /s/ BRUCE NELSON
                                          -------------------------------------
                                          Bruce Nelson
                                          President



                                    Date:  May 22, 2000
                                          -------------------------------------


                                          /s/ PAUL PATIERNO
                                          -------------------------------------
                                          Paul Patierno
                                          Chief Financial Officer


                                    Date: May 22, 2000
                                         --------------------------------------