Form 10-Q
period 2000-06-30
HOUSING PROGRAMS LTD
filed 2000-08-21
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2000

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000



PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Balance Sheets, June 30, 2000 and December 31, 1999 ......................1

                  Statements of Operations,
                        Six and Three Months Ended June 30, 2000 and 1999...................2

                  Statement of Partners' Deficiency,
                        Six Months Ended June 30, 2000 .....................................3

                  Statements of Cash Flow,
                        Six Months Ended June 30, 2000 and 1999.............................4

                  Notes to Financial Statements ............................................5

            Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operation................................12


PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings.....................................................16

            Item 6.  Exhibits and Reports on Form 8-K......................................16

            Signatures.....................................................................17

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                                      2000
                                                   (Unaudited)            1999
                                                   ------------       ------------
                                 ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS                $         --       $         --
   (Notes 1 and 2)

CASH AND CASH EQUIVALENTS (Note 1)                      916,876            817,796
                                                   ------------       ------------

          TOTAL ASSETS                             $    916,876       $    817,796
                                                   ============       ============

                 LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3 and 7)                 $  4,600,000       $  4,600,000
     Accrued fees and expenses due general
         partners (Note 4)                            1,630,164          1,730,608
     Accrued interest payable (Notes 3 and 7)         6,233,361          6,014,861
     Accounts payable (Note 2)                           70,015             63,528
                                                   ------------       ------------

                                                     12,533,540         12,408,997
                                                   ------------       ------------


COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                  (366,914)          (366,659)
     Limited partners                               (11,249,750)       (11,224,542)
                                                   ------------       ------------

                                                    (11,616,664)       (11,591,201)
                                                   ------------       ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                         $    916,876       $    817,796
                                                   ============       ============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                      Six months       Three months      Six months       Three months
                                                         ended            ended             ended             ended
                                                     June 30, 2000     June 30, 2000    June 30, 1999     June 30, 1999
                                                     -------------     -------------    -------------     --------------
INTEREST INCOME                                        $     150         $      50         $   7,022         $     150
                                                       ---------         ---------         ---------         ---------
OPERATING EXPENSES:
     Management fees - general partner (Note 4)          130,556            50,360           208,488           104,244
     General and administrative (Note 4)                  32,899            23,450            51,693            20,996
     Legal and accounting (Note 4)                        70,024            17,366            66,869            39,550
     Interest (Notes 3 and 4)                            218,500           109,250           218,500           109,250
                                                       ---------         ---------         ---------         ---------

       Total operating expenses                          451,979           200,426           545,550           274,040
                                                       ---------         ---------         ---------         ---------

LOSS FROM OPERATIONS                                    (451,829)         (200,376)         (538,528)         (273,890)

GAIN ON SALE OF LIMITED
     PARTNERSHIP INTEREST (Note 2)                       323,759            75,582

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                           102,607           102,607           560,711           560,711
                                                       ---------         ---------         ---------         ---------


NET (LOSS) INCOME                                      $ (25,463)        $ (22,187)        $  22,183         $ 286,821
                                                       =========         =========         =========         =========

NET (LOSS) INCOME PER LIMITED
       PARTNERSHIP INTEREST                            $      (2)        $      (2)        $       2         $      23
                                                       =========         =========         =========         =========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


                                          General             Limited
                                          Partners            Partners               Total
                                        ------------         ------------         ------------
PARTNERSHIP INTERESTS                                              12,368
                                                             ============


DEFICIENCY, January 1, 2000             $   (366,659)        $(11,224,542)        $(11,591,201)

     Net loss for the six months
     ended June 30, 2000                        (255)             (25,208)             (25,463)
                                        ------------         ------------         ------------

DEFICIENCY, June 30, 2000               $   (366,914)        $(11,249,750)        $(11,616,664)
                                        ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                               2000              1999
                                                                            ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (25,463)        $  22,183
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
           Gain on sale of partnership interests                             (323,759)               --
           Increase in other assets                                                --           (64,300)
           Increase in accrued interest payable                               218,500           218,500
           (Decrease) increase in accrued fees and expenses
              due general partners                                           (100,444)          272,787
           Increase (decrease) in accounts payable                              6,487          (221,742)
                                                                            ---------         ---------

                 Net cash (used in) provided by operating activities         (224,679)          227,428

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of partnership interests                              323,759           202,714

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                                      --          (702,714)
                                                                            ---------         ---------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                           99,080          (272,572)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                817,796           831,751
                                                                            ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 916,876         $ 559,179
                                                                            =========         =========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

        In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2000 and the results of operations and changes in cash flows for the six and three months then ended.

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

                                  JUNE 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                  JUNE 30, 2000


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        As of June 30, 2000, the Partnership holds limited partnership interests in 10 limited partnerships. As of June 30, 1999, the limited partnerships own residential low income rental projects consisting of 1,685 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The Partnership has no carrying value in investments in limited partnerships as of June 30, 2000.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                    Six months      Three months       Six months       Three months
                                      ended             ended             ended             ended
                                  June 30, 2000     June 30, 2000     June 30, 1999     June 30, 1999
                                  -------------     -------------     -------------     -------------
        INCOME
           Rental and Other        $ 5,160,000       $ 2,580,000       $ 8,420,000       $ 4,210,000
                                   -----------       -----------       -----------       -----------

        EXPENSES
           Depreciation              1,034,000           517,000         1,682,000           841,000
           Interest                    876,000           438,000         1,626,000           813,000
           Operating                 3,756,000         1,878,000         5,418,000         2,709,000
                                   -----------       -----------       -----------       -----------

               Total expenses        5,666,000         2,833,000         4,726,000         4,363,000
                                   -----------       -----------       -----------       -----------

        NET LOSS                   $  (506,000)      $  (253,000)      $  (306,000)      $  (153,000)
                                   ===========       ===========       ===========       ===========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        During the six months ended June 30, 2000, the Partnership surrendered its interests in one limited partnership for a net payment of $323,759. The Partnership recognized a gain of $323,759 from the sale because it had no investment balance related to this partnership.

        On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $202,714 which was collected in 1999. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 3 - NOTES PAYABLE

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent per annum to the various sellers of the partnership interests. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. The notes matured in December 1999, at which time all unpaid interest became due.

        Notes payable and related accrued interest payable aggregating $10,833,361 as of June 30, 2000 matured on December 31, 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships' ability to continue as a going concern.

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

        As of June 30, 2000, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 5 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

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

                                  JUNE 30, 2000


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

        A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $130,556 and $208,488 for the six months ended June 30, 2000 and 1999, respectively. The fees have decreased due to the sale of partnership interests in 1999, which reduced the invested assets.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATION (CONTINUED)

        The Partnership is obligated on non-recourse notes payable of $4,600,000 at June 30, 2000 and December 31, 1999, which bear interest at 9.5 percent per annum and mature on December 31, 1999. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection with the sale of the partnership interests to Casden Properties Inc. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

        Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for periods presented. Legal and accounting fees were $66,869 and $66,869 for the six months ended June 30, 2000 and 1999, respectively. General and administrative expenses were $32,899 and $51,693 for the six months ended June 30, 2000 and 1999, respectively.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


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

        During the six months ended June 30, 2000, the Partnership surrendered its interests in one limited partnership for a net payment of $323,759. The Partnership recognized a gain of $323,759 from the sale because it had no investment balance related to this partnership.

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

        Notes payable and related accrued interest payable aggregating $10,833,361 as of June 30, 2000 matured on December 31, 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

As of June 30, 2000, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2000.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000

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


                          HOUSING PROGRAMS LIMITED
                          (a California limited partnership)



                          By:  National Partnership Investments Corp.
                               General Partner



                               /s/ BRUCE NELSON
                               ---------------------------------
                               Bruce Nelson
                               President


                          Date: August 21, 2000
                               -------------------------


                                /s/ PAUL PATIERNO
                               ---------------------------------
                               Paul Patierno
                               Chief Financial Officer


                          Date: August 21, 2000
                               -------------------------