Form 10-Q
period 2000-09-30
HOUSING PROGRAMS LTD
filed 2000-11-14
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2000

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                  Balance Sheets, September 30, 2000 and December 31, 1999 .................  1

                  Statements of Operations,
                        Nine and Three Months Ended September 30, 2000 and 1999.............  2

                  Statement of Partners' Deficiency,
                        Nine Months Ended September 30, 2000 ...............................  3

                  Statements of Cash Flow,
                        Nine Months Ended September 30, 2000 and 1999.......................  4

                  Notes to Financial Statements ............................................  5

            Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operation................................  12


PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings.....................................................  16

            Item 6.  Exhibits and Reports on Form 8-K......................................  16

            Signatures.....................................................................  17

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                      2000
                                                                   (Unaudited)               1999
                                                                 ---------------       ---------------
        INVESTMENTS IN LIMITED PARTNERSHIPS                      $            --       $            --

        CASH AND CASH EQUIVALENTS (Note 1)                               866,604               817,796
                                                                 ---------------       ---------------

                  TOTAL ASSETS                                   $       866,604       $       817,796
                                                                 ===============       ===============

                                       LIABILITIES AND PARTNERS' DEFICIENCY

        LIABILITIES:
             Notes payable (Notes 3 and 6)                       $     4,600,000       $     4,600,000
             Accrued fees and expenses due general
                 partners (Note 4)                                     1,632,903             1,730,608
             Accrued interest payable (Notes 3 and 6)                  6,342,611             6,014,861
             Accounts payable (Note 2)                                    62,353                63,528
                                                                 ---------------       ---------------

                                                                      12,637,867            12,408,997
                                                                 ---------------       ---------------

        COMMITMENTS AND CONTINGENCIES
            (Notes 2, 4 and 5)

        PARTNERS' DEFICIENCY:
             General partners                                           (368,460)             (366,659)
             Limited partners                                        (11,402,803)          (11,224,542)
                                                                 ---------------       ---------------

                                                                     (11,771,263)          (11,591,201)
                                                                 ---------------       ---------------
                   TOTAL LIABILITIES AND PARTNERS'
                        DEFICIENCY                               $       866,604       $       817,796
                                                                 ===============       ===============



              The accompanying notes are an integral part of these
                              financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                  Nine months     Three months    Nine months     Three months
                                                    ended            ended           ended           ended
                                                 Sept 30, 2000   Sept 30, 2000   Sept 30, 1999   Sept 30, 1999
                                                  ------------    ------------    ------------    ------------
INTEREST INCOME                                   $       150     $         --    $      7,244    $        105
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)        195,295          64,739         312,732         104,244
     General and administrative (Note 4)                54,967          22,068          70,314          16,122
     Legal and accounting (Note 4)                      72,724           2,700          81,020          14,151
     Interest (Notes 3 and 4)                          327,750         109,250         327,750         109,250
                                                  ------------    ------------    ------------    ------------

       Total operating expenses                        650,736         198,757         791,816         243,767
                                                  ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                  (650,586)       (198,757)       (784,572)       (243,662)

GAIN ON SALE OF LIMITED
     PARTNERSHIP INTEREST (Note 2)                     323,759              --              --              --

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                         146,765          44,158         627,531          66,820

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                          --              --              --              --
                                                  ------------    ------------    ------------    ------------

NET LOSS                                          $   (180,062)   $   (154,599)   $   (157,041)   $   (176,842)
                                                  ============    ============    ============    ============

NET LOSS PER LIMITED PARTNERSHIP                  $        (15)   $        (12)   $        (13)   $        (14)
                                                  ============    ============    ============    ============



                          The accompanying notes are an
                  integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)



                                          General           Limited
                                         Partners           Partners             Total
                                       ------------       ------------       ------------
PARTNERSHIP INTERESTS                                           12,368
                                                          ============


DEFICIENCY, January 1, 2000            $   (366,659)      $(11,224,542)      $(11,591,201)

     Net loss for the nine months
     ended September 30, 2000                (1,801)          (178,261)          (180,062)
                                       ------------       ------------       ------------

DEFICIENCY, September 30, 2000         $   (368,460)      $(11,402,803)      $(11,771,263)
                                       ============       ============       ============



              The accompanying notes are an integral part of these
                             financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                           2000             1999
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(180,062)      $(157,041)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
          Gain on sale of partnership interests                           (323,759)             --
          Increase in other assets                                              --         (64,300)
          Increase in accrued interest payable                             327,750         327,750
          (Decrease) increase in accrued fees
             and expenses due general partners                             (97,705)        377,031
          Decrease in accounts payable                                      (1,175)       (223,780)
                                                                         ---------       ---------

                Net cash (used in) provided by operating activities       (274,951)        259,660
                                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales proceeds                                                          323,759         202,714
                                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                    --        (702,714)
                                                                         ---------       ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                         48,808        (240,340)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             817,796         831,751
                                                                         ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 866,604       $ 591,411
                                                                         =========       =========



                 The accompanying notes are an integral part of
                          these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


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

        In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2000 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

        ORGANIZATION

        Housing Programs Limited (the "Partnership"), formed under the California Uniform Limited Partnership Act, was organized on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are NAPICO, and Coast Housing Investment Associates (CHIA), a limited partnership, and Housing Programs Corporation II.

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

                               SEPTEMBER 30, 2000


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

        BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with accounting principles generally in the United States of America.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 10 limited partnerships. As of September 30, 2000, the limited partnerships own residential low income rental projects consisting of 1,685 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The Partnership has no carrying value in investments in limited partnerships as of September 30, 2000.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                            Nine months      Three months        Nine months       Three months
                              ended               ended             ended              ended
                          Sept. 30, 2000     Sept. 30, 2000     Sept. 30, 1999     Sept. 30, 1999
                           ------------       ------------       ------------       ------------
INCOME
   Rental and Other        $  7,741,000       $  2,580,000       $ 12,630,000       $  4,210,000
                           ------------       ------------       ------------       ------------

EXPENSES
   Depreciation               1,550,000            517,000          2,523,000            841,000
   Interest                   1,313,000            438,000          2,439,000            813,000
   Operating                  5,632,000          1,878,000          8,127,000          2,709,000
                           ------------       ------------       ------------       ------------

       Total expenses         8,495,000          2,833,000         13,089,000          4,363,000
                           ------------       ------------       ------------       ------------

            Net Loss       $   (754,000)      $   (253,000)      $   (459,000)      $   (153,000)
                           ============       ============       ============       ============

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


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

        During the nine months ended September 30, 2000, the Partnership surrendered its interests in one limited partnership for a net payment of $323,759. The Partnership recognized a gain of $323,759 from the sale because it had no investment balance related to this partnership.

        On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $202,714 which was collected in 1999. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, primarily using proceeds from the sale of the partnership interests collected in 1999.

NOTE 3 - NOTES PAYABLE

Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent per annum to the various sellers of the partnership interests. The notes have principal maturity dates ranging from December 31, 1999 to December 2001 or upon sale or refinancing of the underlying partnership properties. These obligations and the related interest are collateralized by the Partnership's investment in the

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 3 - NOTES PAYABLE (CONTINUED)

        investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

        Notes payable and related accrued interest payable aggregating became payable in 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships' ability to continue as a going concern.

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

        As of September 30, 2000, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 5 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 5 - CONTINGENCIES (CONTINUED)

        fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

        NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes payable and related accrued interest and amounts due general partner. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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

        A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $195,000 and $312,732 for the nine months ended September 30, 2000 and 1999, respectively. The fees have decreased due to the sale of partnership interests in 1998, which reduced the invested assets.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        The Partnership is obligated on non-recourse notes payable of $4,600,000 at September 30, 2000 and December 31, 1999, which bear interest at 9.5 percent per annum and mature on December 31, 1999. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection with the sale of the partnership interests to Casden Properties Inc. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes.

        Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $72,724 and $81,020 for the nine months ended September 30, 2000 and 1999, respectively. General and administrative expenses were $54,967 and $70,314 for the nine months ended September 30, 2000 and 1999, respectively.

        The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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

        During the nine months ended September 30, 2000, the Partnership surrendered its interests in one limited partnership for a net payment of $323,759. The Partnership recognized a gain of $323,759 from the sale because it had no investment balance related to this partnership.

        On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $202,714 which was collected in 1999. In March 1999, the Partnership made cash distributions of $695,687 to the limited partners and $7,027 to the general partners, primarily using proceeds from the sale of the partnership interests.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

As of September 30, 2000, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2000.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000

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


                            HOUSING PROGRAMS LIMITED
                            (a California limited partnership)



                            By: National Partnership Investments Corp.
                                its General Partner



                                       By:  /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President



                                       Date:  November 14, 2000
                                            ------------------------------------



                                       By:  /s/ BRIAN H. SHUMAN
                                          --------------------------------------
                                          Brian H. Shuman
                                          Chief Financial Officer



                                       Date:  November 14, 2000
                                            ------------------------------------