Form 10-K405
period 2000-12-31
HOUSING PROGRAMS LTD
filed 2001-04-02
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2000

                             Commission File Number
                                     0-13808
                                     -------

                            HOUSING PROGRAMS LIMITED
                        A CALIFORNIA LIMITED PARTNERSHIP
       (Formerly, Shearson Lehman/Coast Savings Housing Partners, Limited)

                  I.R.S. Employer Identification No. 95-3906167
                                                     ------------
         9090 WILSHIRE BLVD., SUITE 201, BEVERLY HILLS, CALIFORNIA 90211

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

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), Housing Programs Corporation II and Coast Housing Investment Associates ("CHIA") (collectively, the "General Partners"). The business of the Partnership is conducted primarily by its General Partners as Housing Programs Limited has no employees of its own.

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

The Partnership holds limited partnership interests in 8 and 10 local limited partnerships (referred herein as the "local" or "lower-tier" limited partnerships) as of December 31, 2000 and 1999, respectively, after selling its interests in 2 and 7 local limited partnerships, in 2000 and 1998, respectively. As of December 31, 2000 and 1999, an affiliate of NAPICO holds a general partnership interest in 3 and 5 of the local limited partnerships, respectively. The remaining local partnerships general partners are unaffiliated with the Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2000, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 2000, of the projects owned by local partnerships in which the Partnership has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
               IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 2000


                                                          Units Authorized
                                                             For Rental                                 Percentage of
                                      No. of              Assistance Under              Units            Total Units
Name and Location                      Units                  Section 8               Occupied            Occupied
-----------------                      -----              ----------------            --------           ---------
Cape LaCroix                            125                       0                      122                  98%
  Cape Girardeau, MO

Cloverdale                              100                     100                       94                  94%
  Crawfordsville, IN

Cloverleaf                               94                      94                       93                  99%
  Indianapolis, IN

Evergreen Apts                          330                     330                      319                  97%
  Oshtemo, MI

Jenny Lind Hall                          78                      78                       78                 100%
  Springfield, MO

Lancaster Heights                       198                       0                      191                  96%
  Normal, IL

Plaza Village                           228                     228                      222                  97%
  Woonsocket, RI

Walnut Towers                            78                      77                       78                 100%
                                     ------                    ----                    -----
  Winfield, KS


     TOTAL                            1,231                     907                    1,197                  97%
                                      =====                    ====                    =====

ITEM 2. PROPERTIES

Through its investments in local limited partnerships, the Partnership holds interests in real estate properties.


ITEM 3. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiff's claims are without merit and intend to contest the actions vigorously.


As of December 31, 2000, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership.


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


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. Currently, there are 2,750 registered holders of Limited Partnership Interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or dispositions of its investments in limited partnerships. In March 1999, the Partnership made distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

No other distributions have been made since the inception of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA:



                                                                   Year Ended December 31,
                                   ----------------------------------------------------------------------------------------
                                       2000               1999               1998               1997               1996
                                   ------------       ------------       ------------       ------------       ------------
Loss From Operations               $   (875,582)      $   (910,387)      $ (1,510,232)      $ (1,554,011)      $ (1,698,332)

Gain on Sale of Limited
   Partnership Interests                488,759                 --          5,398,913                 --                 --

Distribution From Limited
   Partnerships Recognized
   as Income                            146,765            821,124            489,499            468,618            387,721

Equity in Income (Loss)
   of Limited Partnerships
   and amortization of
   acquisition costs                         --                 --         (9,591,534)           367,144            142,894

Extraordinary gain - debt
   forgiveness                               --                 --                 --          2,149,096                 --
                                   ------------       ------------       ------------       ------------       ------------

Net Income (Loss)                  $   (240,058)      $    (89,261)      $ (5,213,354)      $  1,430,847       $ (1,167,717)
                                   ============       ============       ============       ============       ============

Net Income (Loss) per Limited
   Partner Interest                $        (19)      $         (7)      $       (417)      $        115       $        (93)
                                   ============       ============       ============       ============       ============



Total assets                       $    387,546       $    817,796       $  1,034,465       $ 14,571,452       $ 15,312,532
                                   ============       ============       ============       ============       ============

Investments in
   Limited Partnerships            $         --       $         --       $         --       $ 13,409,054       $ 14,364,056
                                   ============       ============       ============       ============       ============


Notes payable                      $  4,600,000       $  4,600,000       $  4,600,000       $  8,669,743       $ 10,169,743
                                   ============       ============       ============       ============       ============

Fees and Expenses Due to
   General Partners                $  1,097,089       $  1,730,608       $  1,355,519       $  1,562,552       $  1,317,044
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

At December 31, 2000, the Partnership has investments in 8 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interest in 2 and 7 local partnerships in December 2000 and 1998, respectively. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the local partnerships that were allocated to the Partnership was approximately $202,000, $996,000 and $606,000 for the years ended December 31, 2000, 1999 and 1998, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized no equity in income of limited partnerships for the years ended December 31, 2000 and 1999 and recognized equity in income of $281,486 for the year ended December 31, 1998. In addition, the loss recorded by the Partnership in 1998 includes impairment losses of approximately $9,873,020 recognized to the carrying values of the investments in certain local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $8,231,000 and $15,382,000 as of December 31, 2000 and 1999, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were approximately $147,000, $821,000 and $489,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 2000, 1999 and 1998, the Partnership has cash and cash equivalents of $372,546, $817,796 and $831,751, respectively. Substantially all of these amounts are on deposit primarily with high quality financial institutions, earning interest. This resulted in the Partnership earning approximately $20,000 and $56,000 in interest income for the years ended December 31, 1999 and 1998, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's original remaining invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $492,960 for the year ended 1998, to $231,180, $310,790 for the years ended December 31, 2000 and 1999, respectively.

The Partnership is obligated on non-recourse notes payable of $4,600,000 which bear interest at 9.5 percent per annum and matured on December 31,1999. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection the sale of the partnership interests to the Operating Partnership. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Interest expense totaled $437,000, $437,000 and $823,624 for 2000, 1999 and 1998, respectively.
Interest expense has decreased from 1998 due to the relief of notes payable in 1998.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were generally consistent and were $103,954, $93,124 and $124,902 for the years ended December 31, 2000, 1999 and 1998, respectively. General and administrative expenses were $103,798, $89,302 and $128,108 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $20,000 for each of the years ended December 31,2000, 1999 and 1998. Also included in general and administrative expenses in 1999 and 1998 is $17,962 and $37,556, respectively, in expenses related to the third party review of the properties discussed below. Accounts payable at December 31, 1998 includes $153,452 of such costs.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 2000 and 1999 as compared to 1998, as a result of the sale of 7 partnership interests on December 30, 1998.

Total revenue for the local partnerships decreased from $16,839,000 for the year ended December 31, 1998, to $7,569,000 and $10,322,000 for the years ended December 31, 2000 and 1999, respectively.

Total expenses for the local partnerships decreased from $17,451,000 for the year ended December 31, 1998, to $7,773,000 and $11,328,000 for the years ended December 31, 2000 and 1999, respectively.

The total net loss for the local partnerships for 2000, 1999 and 1998 aggregated $204,000, $1,006,000 and $612,000, respectively. The losses allocated to the Partnership were $202,000, $996,000 and $606,000 for 2000, 1999 and 1998,
respectively.

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                DECEMBER 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Housing Programs Limited
(A California limited partnership)

We have audited the accompanying balance sheets of Housing Programs Limited (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index in Item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in loss of these limited partnerships represents 5 percent of the total net loss of the Partnership for the year ended December 31, 1998, and these limited partnerships represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership's recurring losses from operations, partners' deficiency and past due notes and related accrued interest payable of $11,051,861 raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 28, 2001

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS


                                                        2000               1999
                                                    ------------       ------------
 INVESTMENTS IN LIMITED PARTNERSHIPS

     (Notes 1 and 2)                                $         --       $         --

 CASH AND CASH EQUIVALENTS (Note 1)                      372,546            817,796

 DUE FROM ESCROW (NOTE 2)                                 15,000
                                                    ------------       ------------

           TOTAL ASSETS                             $    387,546       $    817,796
                                                    ============       ============

LIABILITIES AND PARTNERS' DEFICIENCY

 LIABILITIES:
      Notes payable (Notes 3 and 7)                 $  4,600,000       $  4,600,000
      Accrued fees and expenses due general
          partners (Note 4)                            1,097,089          1,730,608
      Accrued interest payable (Notes 3 and 7)         6,451,861          6,014,861
      Accounts payable (Note 2)                           69,855             63,528
                                                    ------------       ------------

                                                      12,218,805         12,408,997
                                                    ------------       ------------



 COMMITMENTS AND CONTINGENCIES
     (Notes 2, 4 and 6)

 PARTNERS' DEFICIENCY:
      General partners                                  (369,060)          (366,659)
      Limited partners                               (11,462,199)       (11,224,542)
                                                    ------------       ------------

                                                     (11,831,259)       (11,591,201)
                                                    ------------       ------------
            TOTAL LIABILITIES AND PARTNERS'
                 DEFICIENCY                         $    387,546       $    817,796
                                                    ============       ============



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                         2000              1999              1998
                                                     -----------       -----------       -----------
INTEREST AND OTHER INCOME                            $       350       $    19,829       $    59,362
                                                     -----------       -----------       -----------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)          231,180           310,790           492,960
     General and administrative (Note 4)                 103,798            89,302           128,108
     Legal and accounting                                103,954            93,124           124,902
     Interest (Note 3)                                   437,000           437,000           823,624
                                                     -----------       -----------       -----------

              Total operating expenses                   875,932           930,216         1,569,594
                                                     -----------       -----------       -----------

LOSS FROM OPERATIONS                                    (875,582)         (910,387)       (1,510,232)

GAIN ON SALE OF LIMITED PARTNERSHIP
     INTERESTS (Note 2)                                  488,759                --         5,398,913

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME (Note 2)                                  146,765           821,124           489,499

EQUITY IN LOSS OF LIMITED PARTNERSHIPS
     AND AMORTIZATION OF ACQUISITION
     COSTS (Note 1 and 2)                                     --                --        (9,591,534)
                                                     -----------       -----------       -----------

NET LOSS                                             $  (240,058)      $   (89,263)      $(5,213,354)
                                                     ===========       ===========       ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST                            $       (19)      $        (7)      $      (417)
                                                     ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                       STATEMENTS OF PARTNERS' DEFICIENCY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                            General            Limited
                                            Partners           Partners            Total
                                          ------------       ------------       ------------
      DEFICIENCY, January 1, 1998         $   (306,605)      $ (5,279,265)      $ (5,585,870)

           Net loss, 1998                      (52,134)        (5,161,220)        (5,213,354)
                                          ------------       ------------       ------------

      DEFICIENCY, December 31, 1998           (358,739)       (10,440,485)       (10,799,224)

           Distributions to partners            (7,027)          (695,687)          (702,714)

           Net loss, 1999                         (893)           (88,370)           (89,263)
                                          ------------       ------------       ------------

      DEFICIENCY, December 31, 1999           (366,659)       (11,224,542)       (11,591,201)

           Net loss, 2000                       (2,401)          (237,657)          (240,058)
                                          ------------       ------------       ------------

      DEFICIENCY, December 31, 2000       $   (369,060)      $(11,462,199)      $(11,831,259)
                                          ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                               2000              1999              1998
                                                                            -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net  loss                                                             $  (240,058)      $   (89,263)      $(5,213,354)
      Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
             Gain on sale of partnership interests                             (488,759)               --        (5,398,913)
             Equity in loss of limited partnerships                                  --                --         9,559,407
             Amortization of acquisition costs                                       --                --            32,127
             Increase in accrued interest payable                               437,000           437,000           759,509
             (Decrease) increase in accrued fees and
                expenses due general partners                                  (633,519)          375,089          (207,033)
             Due from escrow                                                    (15,000)               --                --
             Increase (decrease) in accounts payable                              6,327          (236,781)          296,454
                                                                            -----------       -----------       -----------

                   Net cash (used in) provided by operating activities         (934,009)          486,045          (171,803)
                                                                            -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs related to the sale of partnership interests                             --                --          (285,282)
      Capital contributions to limited partnerships                                  --                --          (556,697)
      Distributions from limited partnerships
         recognized as a return of capital                                           --                --           683,135
      Proceeds from sale of limited partnership interests                            --           202,714                --
                                                                            -----------       -----------       -----------

                  Net cash provided by (used in) investing activities           488,759           202,714          (158,844)
                                                                            -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                                 488,759          (702,714)               --
                                                                            -----------       -----------       -----------

NET DECREASE IN CASH
      AND CASH EQUIVALENTS                                                     (445,250)          (13,955)         (330,647)

CASH AND CASH EQUIVALENTS,
      beginning of year                                                         817,796           831,751         1,162,398
                                                                            -----------       -----------       -----------
CASH AND CASH EQUIVALENTS,
      end of year                                                           $   372,546       $   817,796       $   831,751
                                                                            ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
        Cash paid during the year for interest                              $        --       $        --       $    64,113
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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.        Summary of Significant Accounting Policies

          Organization

          Housing Programs Limited (the "Partnership"), formed under the California Uniform Limited Partnership Act, was organized on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), and Coast Housing Investment Associates (CHIA), a limited partnership and Housing Programs Corporation II. The business of the Partnership is conducted primarily by its general partners.

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

          Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                                DECEMBER 31, 2000

1.        Summary of Significant Accounting Policies (Continued)

          rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

          On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships for net proceeds of $202,714 to the Operating Partnership.

          Basis of Presentation

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                                DECEMBER 31, 2000


1.        Summary of Significant Accounting Policies (Continued)

          Cash and Cash Equivalents

          Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high quality financial institutions. Such cash and cash equivalents are in excess of FDIC insurance limit.

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

2.        Investments in Limited Partnerships

          The Partnership holds limited partnership interests in 8 and 10 limited partnerships as of December 31, 2000 and 1999, respectively, after selling its interests in 2 and 7 limited partnerships in 2000 and 1998, respectively. The limited partnerships own residential low income rental projects consisting of 1231 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

          The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

          Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of unrecognized equity in losses of certain limited partnerships was approximately $8,231,000 and $15,382,000 as of December 31, 2000 and 1999, respectively.

          Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                                DECEMBER 31, 2000

2.        Investments in Limited Partnerships (Continued)

          The Partnership has not carrying value in investments in limited partnerships as of December 31, 2000 and 1999.

          The difference between the investment per the accompanying balance sheets at December 31, 2000 and 1999, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

          Selected financial information from the combined financial statements of the limited partnerships at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 is as follows:

                                 Balance Sheets

                                           2000           1999
                                         --------       --------
                                              (in thousands)

Land and buildings, net                  $ 17,881       $ 29,567
                                         ========       ========

Total assets                             $ 32,287       $ 44,197
                                         ========       ========

Mortgages payable                        $ 17,718       $ 27,953
                                         ========       ========

Total liabilities                        $ 33,512       $ 52,534
                                         ========       ========

Deficit of Housing Programs Limited      $ (1,016)      $ (8,019)
                                         ========       ========

Deficit of other partners                $   (209)      $   (318)
                                         ========       ========

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                                DECEMBER 31, 2000

2.        Investments in Limited Partnerships (Continued)

                            Statements of Operations


                                              2000           1999           1998
                                            --------       --------       --------
                                                        (in thousands)
Total revenues                              $  7,569       $ 10,322       $ 16,839
                                            ========       ========       ========

Interest expense                            $    967       $  1,751       $  3,251
                                            ========       ========       ========

Depreciation                                $  1,449       $  2,067       $  3,363
                                            ========       ========       ========

Total expenses                              $  7,773       $ 11,328       $ 17,451
                                            ========       ========       ========

Net loss                                    $   (204)      $ (1,006)      $   (612)
                                            ========       ========       ========

Net loss allocable to Housing Programs
     Limited                                $   (202)      $   (996)      $   (606)
                                            ========       ========       ========

          During the year ended December 31, 2000, the Partnership sold its interest in two limited partnerships for a net payment of $488,759. The Partnership recognized a gain of $488,759 from the sale because it had no investment balance related to these partnerships. In January 2001, the Partnership sold its interest in the Walnut Towers property for a net payment and gain of $65,000. At December 31, 20000, the Partnership had a deposit in escrow of $15,000 related to this sale, which was also collected in January 2001.

          Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 10 of the limited partnerships included above, and another affiliate of NAPICO received property management fees of approximately 5 to 6 percent of revenues from 4 of these partnerships. Subsequent to the sale of certain partnership interests, NAPICO is the general partner in three and five of the limited partnerships at December 2000 and 1999, and another affiliate manages one of the limited partnership's property. The affiliate received property management fees of $65,494, $57,228 and $187,166 in 2000, 1999 and 1998, respectively. The following sets forth the significant data for the partnerships in which an affiliate of NAPICO is currently the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                                DECEMBER 31, 2000


2.        Investments in Limited Partnerships (Continued)


                                              2000           1999           1998
                                            --------       --------       --------
                                                        (in thousands)
Total assets                                $  6,179       $ 18,210
                                            ========       ========

Total liabilities                           $ 12,608       $ 31,407
                                            ========       ========

Deficiency of Housing Programs Limited      $ (6,287)      $(12,949)
                                            ========       ========

Deficiency of other partners                $   (142)      $   (248)
                                            ========       ========

Total revenue                               $  1,857       $  4,719       $  8,383
                                            ========       ========       ========

Net loss                                    $   (652)      $ (1,502)      $   (616)
                                            ========       ========       ========


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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                                DECEMBER 31, 2000


2.        Investments in Limited Partnerships (Continued)

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

          As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $17,962 and $37,556 for the years ended December 31, 1999 and 1998, respectively, and are included in general and administrative expenses. Accounts payable at December 31, 1998 includes $153,452 of such costs.

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                                DECEMBER 31, 2000

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

          Notes payable and related accrued interest payable aggregating $11,051,861 as of December 31, 2000 become payable on December 31, 2000. The Partnership has not made any payments and is in default under the terms of the notes. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships' ability to continue as a going concern.

          Management is in process of attempting to negotiate extensions of the maturity dates on the notes payable.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                                DECEMBER 31, 2000

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

          The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for each of the years ended December 31, 2000, 1999 and 1998, and is included in general administrative expenses. As of December 31, 2000, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

6.        Contingencies

          On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                                DECEMBER 31, 2000

6.        Contingencies (Continued)

          virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

          NAPICO is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

7.        Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. It is impracticable to estimate the fair value of the amounts due general partner due to their related party nature. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

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

                                                                        SCHEDULE


                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           Year Ended December 31, 2000
                         --------------------------------------------------------------------------------------------------------
                                                                Cash
                            Balance                            Distri-                                               Balance
                            January           Capital          butions          Equity in                            December
Limited Partnerships        1, 2000         Contributions     Received         Income/(Loss)        Sale             31, 2000
                         ---------------   --------------   --------------    --------------   ---------------    ---------------
Cape La Croix            $                 $                $                 $                $                  $

Cloverdale

Cloverleaf

Evergreen Apts.

Jenny Lind Hall

Lancaster Heights

Plaza Village

Walnut Towers
                         ---------------   --------------   ---------------   --------------   ---------------    ---------------
                         $                 $                $                 $                $                  $
                         ===============   ==============   ===============   ==============   ===============    ===============

                                                                      SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                           Year Ended December 31, 1999
                         --------------------------------------------------------------------------------------------------------
                                                                Cash
                            Balance                            Distri-                                               Balance
                            January           Capital          butions          Equity in                            December
Limited Partnerships        1, 1999         Contributions     Received         Income/(Loss)        Sale             31, 1999
                         ---------------   --------------   --------------    --------------   ---------------    ---------------
Cape La Croix            $                 $                $                 $                $                  $


Cloverdale

Cloverleaf                                         24,899          (24,899)                                                    --

Evergreen Apts.

Jenny Lind Hall

Lancaster Heights

Midpark Towers

Plaza Village

Santa Fe Towers                                    72,808          (72,808)                                                    --

Walnut Towers
                         ---------------   --------------   --------------    --------------   ---------------    ---------------
                         $                 $       97,707   $      (97,707)   $                $                  $            --
                         ===============   ==============   ==============    ==============   ===============    ===============

                                                                      SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                Year Ended December 31, 1998
                        -----------------------------------------------------------------------------------------------------------
                                                                  Cash
                           Balance                                Distri-                                               Balance
                           January            Capital             butions         Equity in                             December
Limited Partnerships       1, 1998         Contributions         Received       Income/(Loss)          Sale             31, 1998
--------------------    -------------      -------------       -------------    -------------      -------------      -------------
Bannock Arms            $     615,775      $                   $                $      68,680      $    (684,455)     $          --

Berkeley Gardens              288,107                                                 (90,957)          (197,150)                --

Cape La Croix                                      2,237              (2,237)                                                    --

Cloverdale                                        29,843             (29,843)                                                    --

Cloverleaf                                        95,763             (95,763)                                                    --

Evergreen Apts              9,181,872                                (77,702)      (9,104,170)                                   --

Friendship Arms             2,055,500                                (35,039)         (98,171)        (1,922,290)                --

Jenny Lind Hall

Lancaster Heights                                 21,858             (21,858)                                                    --

Locust House*                                    979,769             (16,897)         (78,885)          (883,987)                --

Midpark Towers                                   236,732            (236,732)                                                    --

Oxford Towers*                                     3,200                                                  (3,200)                --

Plaza Village                 288,031                                                (288,031)                                   --

Round Barn Manor*

Santa Fe Towers                                   87,818             (87,818)                                                    --

Walnut Towers                                     48,005             (48,005)                                                    --

Westwood Terrace*                                 31,241             (31,241)                                                    --
                        -------------      -------------       -------------    -------------      -------------      -------------

                        $  13,409,054      $     556,697       $    (683,135)   $  (9,591,534)     $  (3,691,082)     $          --
                        =============      =============       =============    =============      =============      =============

                                                                      SCHEDULE
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998


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

                            HOUSING PROGRAMS LIMITED                SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH H P L HAS INVESTMENTS
                                DECEMBER 31, 2000



                                                                          Buildings, Furnishings
                                                                              and Equipment
                               Number         Outstanding                    Amount Carried
                                 of            Mortgage                        at Close of                        Accumulated
Partnership/Location            Apts.            Loan             Land            Period            Total         Depreciation
                             -----------      -----------      -----------      -----------      -----------      ------------
Jenny Lind Hall                       78      $   672,328      $    32,000      $   886,202      $   918,202      $   169,402
     Springfield, MO
Lancaster Heights                    198        1,881,930          200,000        4,901,938        5,101,938        2,593,036
     Normal, IL
Walnut Towers                         78        1,306,552           85,229        3,056,802        3,142,031        1,688,800
     Winfield, KS
Cape La Croix                        125        1,213,030          169,000        2,484,615        2,653,615        1,408,111
     Cape Girardeau, MO
Cloverdale                           100          871,140          100,000        2,051,596        2,151,596        1,155,077
     Crawfordsville, IN
Cloverleaf                            94          804,940          123,000        1,927,274        2,050,274        1,090,981
     Indianapolis, IN
Evergreen Apts                       330        7,948,474          617,369       15,694,782       16,312,151        8,200,143
     Oshtemo, MI
Plaza Village                        228        3,019,405          369,700        7,199,237        7,568,937        5,712,078
     Woonsocket, RI
                             -----------      -----------      -----------      -----------      -----------      -----------

                                   1,231      $17,717,799      $ 1,696,298      $38,202,446      $39,898,744      $22,017,628
                             ===========      ===========      ===========      ===========      ===========      ===========

                                                                  SCHEDULE III
                                                                   (Continued)


                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 2000


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


          3. Investments in property and equipment - limited partnerships:


                                                    Buildings,
                                                   Furnishings,
                                                       And
                                    Land            Equipment            Total
                                ------------       ------------       ------------
Balance, January 1, 1998           3,924,878         93,032,611         96,957,489

Net additions in 1998                     --          1,005,225          1,005,225

Sale of Properties                (1,300,263)       (34,280,580)       (35,580,843)
                                ------------       ------------       ------------

Balance, December 31, 1998         2,624,615         59,757,256         62,381,871

Net additions in 1999                (79,000)        (1,492,643)        (1,571,643)
                                ------------       ------------       ------------

Balance, December 31, 1999         2,545,615         58,264,613         60,810,228

Net additions in 2000                201,364            201,364

Sale of Properties                  (849,317)       (20,263,531)       (21,112,848)
                                ------------       ------------       ------------

Balance, December 31, 2000      $  1,696,298       $ 38,202,446       $ 39,898,744
                                ============       ============       ============

                                                                   SCHEDULE III
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 2000



                                 Buildings,
                                Furnishings,
                                    And
                                 Equipment
                                ------------
Accumulated Depreciation:

Balance, January 1, 1998        $ 45,808,298

Net additions for 1998             3,281,218

Sale of Properties               (18,630,725)
                                ------------

Balance, December 31, 1998        30,458,791

Net additions for 1999               784,752
                                ------------

Balance, December 31, 1999        31,243,543

Net additions for 2000             1,433,029

Sale of Properties               (10,658,944)
                                ------------

Balance, December 31, 2000      $ 22,017,628
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

CHARLES H. BOXENBAUM, 71, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 49, President, Chief Operating Officer and a director of
NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments. Mr. Nelson is a member of the Board of Directors of Casden Properties Inc. and is a Director of the Affordable Housing Tax Credit Coalition.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 55, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, the President's Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

BRIAN H. SHUMAN, 38, Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

PATRICIA W. TOY, 71, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 34, Senior Vice President, General Counsel and Secretary.

Mr. Sussman joined NAPICO in 1998, and is responsible for the legal affairs of NAPICO and its affiliates. He is also the President of NPEI and a member of the preliminary investment committee. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels. Mr. Sussman received a Bachelor of Arts degree from the University of California, Berkeley and Juris Doctor and Master in Business Administration degrees from the University of Southern California. He is a member of the State Bar of California, and holds Series 22, 39 and 63 licenses issued by the National Association of Securities Dealers, Inc.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $231,180, $310,790 and $492,960 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for each of the years ended December 31, 2000, 1999 and 1998, and is included in general and administrative expenses.

Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 10 of the limited partnerships included above, and another affiliate of NAPICO received property management fees of approximately 5 to 6 percent of revenues from 4 of these partnerships. Subsequent to the sale of certain partnership interests, NAPICO is the general partner in five of the limited partnerships, and another affiliate manages one of the limited partnership's property. The affiliate received property management fees of $65,494, $57,228 and $187,166 in 2000, 1999 and 1998,
respectively.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Statements of Partners' Deficiency for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO HOUSING PROGRAMS LIMITED AND LIMITED PARTNERSHIPS IN WHICH HOUSING PROGRAMS LIMITED HAS INVESTMENTS

Schedule - Investments in Limited Partnerships for the years ended December 31, 2000, 1999 and 1998.

Schedule III - Real Estate and Accumulated Depreciation of Property Held by Local Limited Partnerships, December 31, 2000, 1999 and 1998.

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

REPORTS ON FORM 8-K

No reports on Form 8K were filed during the year ended December 31, 2000.

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

/s/ BRIAN H. SHUMAN
--------------------------------------
Brian H. Shuman
Chief Financial Officer