Form 10-Q
period 2001-03-31
HOUSING PROGRAMS LTD
filed 2001-05-15
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2001

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


PART I. FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Balance Sheets, March 31, 2001 and December 31, 2000 ...............     1

                     Statements of Operations,
                        Three Months Ended March 31, 2001 and 2000.......................     2

                     Statement of Partners' Deficiency,
                        Three Months Ended March 31, 2001 ...............................     3

                     Statements of Cash Flow,
                        Three Months Ended March 31, 2001 and 2000.......................     4

                     Notes to Financial Statements ......................................     5

            Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operation..............................    10


PART II. OTHER INFORMATION

            Item 1.  Legal Proceedings...................................................    13

            Item 6.  Exhibits and Reports on Form 8-K....................................    13

            Signatures...................................................................    14

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                 2001                   2000
                                                              (Unaudited)             (Audited)
                                                             ------------           ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Notes 1 and 2)          $         --           $         --

CASH AND CASH EQUIVALENTS (Note 1)                                318,905                372,546

DUE FROM ESCROW (Note 2)                                               --                 15,000
                                                             ------------           ------------

          TOTAL ASSETS                                       $    318,905           $    387,546
                                                             ============           ============



                                LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3)                                 $  4,600,000           $  4,600,000
     Accrued fees and expenses due general
         partners (Note 4)                                      1,040,235              1,097,089
     Accrued interest payable (Notes 3)                         6,561,111              6,451,861
     Accounts payable                                              71,803                 69,855
                                                             ------------           ------------

                                                               12,273,149             12,218,805
                                                             ------------           ------------


COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                            (370,290)              (369,060)
     Limited partners                                         (11,583,954)           (11,462,199)
                                                             ------------           ------------

                                                              (11,954,244)           (11,831,259)
                                                             ------------           ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                   $    318,905           $    387,546
                                                             ============           ============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                            2001                2000
                                                         ---------           ---------
INTEREST INCOME                                          $   4,291           $     100
                                                         ---------           ---------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)             50,802              80,196
     General and administrative (Note 4)                    14,574               9,449
     Legal and accounting (Note 4)                          17,650              52,658
     Interest (Notes 3 and 4)                              109,250             109,250
                                                         ---------           ---------

         Total operating expenses                          192,276             251,553
                                                         ---------           ---------

LOSS FROM OPERATIONS                                      (187,985)           (251,453)

GAIN IN SALE OF PARTNERSHIP INTERESTS (Note 2)              65,000             248,178
                                                         ---------           ---------


NET LOSS                                                 $(122,985)          $  (3,275)
                                                         =========           =========

NET LOSS PER LIMITED PARTNERSHIP INTEREST                $     (10)          $      (0)
                                                         =========           =========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                General               Limited
                                               Partners               Partners                 Total
                                             ------------           ------------           ------------
PARTNERSHIP INTERESTS                                                     12,368
                                                                    ============

DEFICIENCY, January 1, 2001                  $   (369,060)          $(11,462,199)          $(11,831,259)

      Net loss for the three months
      ended March 31, 2001                         (1,230)              (121,755)              (122,985)
                                             ------------           ------------           ------------

DEFICIENCY, March 31, 2001                   $   (370,290)          $(11,583,954)          $(11,954,244)
                                             ============           ============           ============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                       2001                2000
                                                                    ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                      $(122,985)          $  (3,275)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
            Gain on sale of partnership interests                     (65,000)           (248,178)
            Decrease in due from escrow                                15,000                  --
            Increase in accrued interest payable                      109,250             109,250
            Decrease in accrued fees and expenses
                  due general partners                                (56,854)            (94,804)
            Increase in accounts payable                                1,948              23,304
                                                                    ---------           ---------

                  Net cash used in operating activities              (118,641)           (213,703)
                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of partnership interests                       65,000             248,178
                                                                    ---------           ---------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (53,641)             34,475

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        372,546             817,796
                                                                    ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 318,905           $ 852,271
                                                                    =========           =========


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (the "Partnership") annual report for the year ended December 31, 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2001 and the results of operations and changes in cash flows for the three months then ended.

       ORGANIZATION

       Housing Programs Limited (the "Partnership"), formed under the California Uniform Limited Partnership Act, was organized on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO),
       Coast Housing Investment Associates (CHIA), a limited partnership, and Housing Programs Corporation II.

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

                                 MARCH 31, 2001

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

       NET LOSS PER LIMITED PARTNERSHIP INTEREST

       Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 12,368 for all years presented.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       As of March 31, 2001, the Partnership holds limited partnership interests in 7 limited partnerships, after selling its interest in one limited partnership in January 2001. The limited partnerships owned as of March 31, 2001, residential low income rental projects consisting of 1,153 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

       Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

       The Partnership has no equity investment in limited partnerships as of March 31, 2001.

       The following are unaudited combined estimated statements of operations for the three months ended March 31, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                         Three months               Three months
                                             ended                     ended
                                        March 31, 2001             March 31, 2000
                                        --------------             --------------
      INCOME
         Rental and Other                 $ 1,892,000                $ 2,580,000
                                          -----------                -----------

      EXPENSES
         Depreciation                         362,000                    517,000
         Interest                             242,000                    438,000
         Operating                          1,339,000                  1,878,000
                                          -----------                -----------

             Total expenses                 1,943,000                  2,833,000
                                          -----------                -----------

      NET LOSS                            $   (51,000)               $  (253,000)
                                          ===========                ===========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

       During the three months ended March 31, 2001 and 2000, the Partnership sold its interests in two limited partnerships for net payments of $65,000 and $248,178, respectively. The Partnership recognized gains of $65,000 from the sales equal to the net payments received because it had no investment balance related to this partnership. At December 31, 2000, the Partnership had a deposit in escrow of $15,000 related to the sale in 2001.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001
NOTE 3 - NOTES PAYABLE (CONTINUED)

       Notes payable and related accrued interest payable aggregating $11,051,861 as of December 31, 2000 become payable prior to December 31, 2000. The Partnership has not made any payments and is in default under the terms of the notes. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships' ability to continue as a going concern.

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

       As of March 31, 2001, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 5 - CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 5 - CONTINGENCIES (CONTINUED)

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

                                 MARCH 31, 2001

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

       Except for certificates of deposit and money market funds, the Partnership's investments consist entirely of interests in other limited partnerships owning government-assisted housing projects. Available cash is invested to provide interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

       A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $50,802 and $80,196 for the three months ended March 31, 2001 and 2000, respectively.

       The Partnership is obligated on non-recourse notes payable of $4,600,000 at March 31, 2001, which bear interest at 9.5 percent per annum and matured on December 31, 1999. The notes and related interest were payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. The notes and unpaid interests became payable on December 31, 1999. Management is in process of attempting to negotiate extensions of the maturity dates on the notes payable.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       RESULTS OF OPERATION (CONTINUED)

       Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for periods presented. Legal and accounting fees were $17,650 and $52,658 for the three months ended March 31, 2001 and 2000, respectively. General and administrative expenses were $14,574 and $9,449 for the periods ended March 31, 2001 and 2000, respectively.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       RESULTS OF OPERATION (CONTINUED)

       During the three months ended March 31, 2001, the Partnership sold its interest in one limited partnership for a net payment of $65,000. The Partnership recognized a gain of $65,000 from the sale because it had no investment balance related to this partnership.

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

                                 MARCH 31, 2001

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

As of March 31, 2001, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter March 31, 2001.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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


                                   HOUSING PROGRAMS LIMITED
                                   (a California limited partnership)



                                   By:  National Partnership Investments Corp.
                                        General Partner


                                        /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                   Date:  MAY 15, 2001
                                        ----------------------------------------


                                        /s/ BRIAN H. SHUMAN
                                        ----------------------------------------
                                        Brian H. Shuman
                                        Chief Financial Officer


                                   Date:  MAY 15, 2001
                                        ----------------------------------------