Form 10-Q
period 2001-06-30
HOUSING PROGRAMS LTD
filed 2001-08-14
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2001

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001




PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Balance Sheets, June 30, 2001 and December 31, 2000 ..............1

                 Statements of Operations,
                          Six and Three Months Ended June 30, 2001 and 2000........2

                 Statement of Partners' Deficiency,
                          Six Months Ended June 30, 2001 ..........................3

                 Statements of Cash Flow,
                          Six Months Ended June 30, 2001 and 2000..................4

                 Notes to Financial Statements ....................................5

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operation.....................12


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings...............................................16

         Item 6.  Exhibits and Reports on Form 8-K................................16

         Signatures...............................................................17

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                          2001
                                                                       (Unaudited)           2000
                                                                      ------------       ------------

INVESTMENTS IN LIMITED PARTNERSHIPS  (Note 2)                         $          -       $          -

CASH AND CASH EQUIVALENTS                                                  130,026            372,546

DUE FROM ESCROW                                                                  -             15,000
                                                                      ------------       ------------
          TOTAL ASSETS                                                $    130,026       $    387,546
                                                                      ============       ============

                      LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3 and 6)                                    $  4,600,000       $  4,600,000
     Accrued fees and expenses due general
         partners (Note 4)                                               1,020,289          1,097,089
     Accrued interest payable (Notes 3 and 6)                            6,670,361          6,451,861
     Accounts payable                                                       78,842             69,855
                                                                      ------------       ------------
                                                                        12,369,492         12,218,805
                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES
    (Notes 4 and 5)

PARTNERS' DEFICIENCY:
     General partners                                                     (373,142)          (369,060)
     Limited partners                                                  (11,866,324)       (11,462,199)
                                                                      ------------       ------------
                                                                       (12,239,466)       (11,831,259)
                                                                      ------------       ------------
           TOTAL LIABILITIES AND PARTNERS'
                DEFICIENCY                                            $    130,026       $    387,546
                                                                      ============       ============



   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                       Six months      Three months    Six months      Three months
                                                         ended            ended           ended           ended
                                                     June 30, 2001    June 30, 2001   June 30, 2000   June 30, 2000
                                                     -------------    -------------   -------------   -------------
INTEREST INCOME                                         $   6,027       $   1,736       $     150       $      50
                                                        ---------       ---------       ---------       ---------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)           100,599          49,797         130,556          50,360
     General and administrative (Note 4)                   29,458          14,884          32,899          23,450
     Legal and accounting                                  45,289          27,639          70,024          17,366
     Interest (Notes 3)                                   218,500         109,250         218,500         109,250
                                                        ---------       ---------       ---------       ---------

        Total operating expenses                          393,846         201,570         451,979         200,426
                                                        ---------       ---------       ---------       ---------

LOSS FROM OPERATIONS                                     (387,819)       (199,834)       (451,829)       (200,376)

EQUITY IN INCOME OF LIMITED
    PARTNERSHIPS (Note 2)                                 (96,589)        (96,589)

GAIN ON SALE OF LIMITED
     PARTNERSHIP INTEREST (Note 2)                         65,000               -         323,759          75,582

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME (Note 2)                                    11,201          11,201         102,607         102,607
                                                        ---------       ---------       ---------       ---------
NET LOSS                                                $(408,207)      $(285,222)      $ (25,463)      $ (22,187)
                                                        =========       =========       =========       =========
NET LOSS PER LIMITED PARTNERSHIP
        INTEREST                                        $     (33)      $     (23)      $      (2)      $      (2)
                                                        =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



                                                            General           Limited
                                                            Partners          Partners            Total
                                                           ----------       ------------      ------------
         PARTNERSHIP INTERESTS                                                    12,368
                                                                            ============

         DEFICIENCY, January 1, 2001                       $(369,060)       $(11,462,199)     $(11,831,259)

                Net loss for the six months
                ended June 30, 2001                           (4,082)           (404,125)         (408,207)
                                                           ----------       ------------      ------------
         DEFICIENCY, June 30, 2001                         $ (373,142)      $(11,866,324)     $(12,239,466)
                                                           ==========       ============      ============




   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                             2001            2000
                                                                         -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $(408,207)      $ (25,463)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
            Gain on sale of partnership interests                           (65,000)       (323,759)
            Equity in income of Limited Partnership                          96,589
            Decrease in due from escrow                                      15,000               -
            Increase in accrued interest payable                            218,500         218,500
            Decrease in accrued fees and expenses
                    due general partners                                    (76,800)       (100,444)
            Increase in accounts payable                                      8,987           6,487
                                                                          ---------       ---------
                  Net cash used in operating activities                    (210,931)       (224,679)
                                                                          ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sales of partnership interests                         65,000         323,759
        Advance to properties                                               (96,589)              -
                                                                          ---------       ---------
                 Net cash (used in) provided by investing activities        (31,589)        323,759
                                                                          ---------       ---------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                      (242,520)         99,080
                                                                          ---------       ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              372,546         817,796
                                                                          ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 130,026       $ 916,876
                                                                          =========       =========





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (the "Partnership") annual report for the year ended December 31, 2000. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

        In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2001 and the results of operations and changes in cash flows for the six and three months then ended.

        ORGANIZATION

        Housing Programs Limited (the "Partnership"), formed under the California Uniform Limited Partnership Act, was organized on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are NAPICO, Coast Housing Investment Associates, a limited partnership, and Housing Programs Corporation II.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         As of June 30, 2001, the Partnership holds limited partnership interests in 10 limited partnerships, located in 5 different states. As of June 30, 2001, the limited partnerships own residential low income rental projects consisting of 1,685 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The Partnership has no carrying value in investments in limited partnerships as of June 30, 2001.

         The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                           Six months            Three months            Six months           Three months
                                              ended                  ended                  ended                 ended
                                          June 30, 2001          June 30, 2001          June 30, 2000         June 30, 2000
                                          -------------          -------------          -------------         -------------
         INCOME
            Rental and Other                $3,784,000             $1,892,000             $5,160,000           $2,580,000
                                            ----------             ----------             ----------           ----------

         EXPENSES
            Depreciation                       724,000                362,000              1,034,000              517,000
            Interest                           484,000                242,000                876,000              438,000
            Operating                        2,678,000              1,339,000              3,756,000            1,878,000
                                           -----------            -----------            -----------          -----------

                Total expenses               3,886,000              1,943,000              5,666,000            2,833,000
                                           -----------            -----------             -----------         -----------

         NET LOSS                          $  (102,000)           $   (51,000)            $ (506,000)          $ (253,000)
                                           ===========            ===========              ==========          ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues and data processing fees. The amounts paid were approximately $29,261 for the six months ended June 30, 2001.

         Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

         During the six months ended June 30, 2001, the Partnership surrendered its interests in one limited partnership for a net payment of $65,000. The Partnership recognized a gain of $65,000 from the sale because it had no investment balance related to this partnership.

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

                                  JUNE 30, 2001

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

         Notes payable and related accrued interest payable aggregating $11,270,361 as of June 30, 2001 matured on December 31, 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships' ability to continue as a going concern.

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

         The Partnership reimburses NAPICO for certain expenses. The expenses incurred to NAPICO was approximately $10,997 and $10,000 for the period ended June 30, 2001 and June 30, 2000, respectively.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS (CONTINUED)

         As of June 30, 2001, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 5 - CONTINGENCIES

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

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

                                  JUNE 30, 2001

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximate fair value due to their short-term maturity.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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

         A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $100,599 and $130,556 for the six months ended June 30, 2001 and 2000, respectively.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS (CONTINUED)

         The Partnership is obligated on non-recourse notes payable of $4,600,000 at June 30, 2001 and December 31, 2000, which bear interest at 9.5 percent per annum and matured on December 31, 1999. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest was due at maturity of the notes.

         Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for periods presented. Legal and accounting fees were $45,289 and $70,024 for the six months ended June 30, 2001 and 2000, respectively. General and administrative expenses were $29,458 and $32,899 for the six months ended June 30, 2001 and 2000, respectively.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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

         During the six months ended June 30, 2001, the Partnership surrendered its interests in one limited partnership for a net payment of $65,000. The Partnership recognized a gain of $65,000 from the sale because it had no investment balance related to this partnership.

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

         Notes payable and related accrued interest payable aggregating $11,270,361 as of June 30, 2001 matured on December 31, 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATION (CONTINUED)

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

As of June 30, 2001, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2001.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001



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


                                     HOUSING PROGRAMS LIMITED
                                     (a California limited partnership)



                                     By: National Partnership Investments Corp.
                                         General Partner


                                          /s/ BRUCE NELSON
                                         --------------------------------------
                                         Bruce Nelson
                                         President


                                     Date:  August 14, 2001
                                          -------------------------------------



                                          /s/ BRIAN H. SHUMAN
                                         --------------------------------------
                                         Brian H. Shuman
                                         Chief Financial Officer


                                      Date:  August 14, 2001
                                           ------------------------------------