Form 10-Q
period 2001-09-30
HOUSING PROGRAMS LTD
filed 2001-11-13
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2001

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements

             Balance Sheets, September 30, 2001 and December 31, 2000 ........   1

             Statements of Operations,
                   Nine and Three Months Ended September 30, 2001 and 2000....   2

             Statement of Partners' Deficiency,
                   Nine Months Ended September 30, 2001 ......................   3

             Statements of Cash Flow,
                   Nine Months Ended September 30, 2001 and 2000..............   4

             Notes to Financial Statements ...................................   5

       Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operation........................  13


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings.............................................  17

       Item 6.  Exhibits and Reports on Form 8-K..............................  17

       Signatures.............................................................  18

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                        2001
                                                     (Unaudited)           2000
                                                   --------------    --------------
   INVESTMENTS IN LIMITED PARTNERSHIPS  (Note 2)   $           --    $           --

   CASH AND CASH EQUIVALENTS                               42,153           372,546

   DUE FROM ESCROW                                             --            15,000
                                                   --------------    --------------

             TOTAL ASSETS                          $       42,153    $      387,546
                                                   ==============    ==============

                      LIABILITIES AND PARTNERS' DEFICIENCY

   LIABILITIES:

        Notes payable (Notes 3 and 6)              $    4,600,000    $    4,600,000
        Accrued fees and expenses due general
            partners (Note 4)                           1,016,602         1,097,089
        Accrued interest payable (Notes 3 and 6)        6,779,611         6,451,861
        Accounts payable                                   89,829            69,855
                                                   --------------    --------------

                                                       12,486,042        12,218,805
                                                   --------------    --------------


   COMMITMENTS AND CONTINGENCIES
       (Notes 4 and 5)

   PARTNERS' DEFICIENCY:
        General partners                                 (375,186)         (369,060)
        Limited partners                              (12,068,703)      (11,462,199)
                                                   --------------    --------------

                                                      (12,443,889)      (11,831,259)
                                                   --------------    --------------
              TOTAL LIABILITIES AND PARTNERS'
                   DEFICIENCY                      $       42,153    $      387,546
                                                   ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                   Nine months       Three months      Nine months       Three months
                                                       ended             ended             ended            ended
                                                   Sept 30, 2001     Sept 30, 2001     Sept 30, 2000     Sept 30, 2000
                                                  --------------    --------------    --------------    --------------
INTEREST INCOME                                   $        7,315    $        1,288    $          150    $           --
                                                  --------------    --------------    --------------    --------------

OPERATING EXPENSES:
     Management fees - general partner (Note 4)          150,396            49,797           195,295            64,739
     General and administrative (Note 4)                  57,216            27,758            54,967            22,068
     Legal and accounting                                 64,195            18,906            72,724             2,700
     Interest (Notes 3)                                  327,750           109,250           327,750           109,250
                                                  --------------    --------------    --------------    --------------

       Total operating expenses                          599,557           205,711           650,736           198,757
                                                  --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS                                    (592,242)         (204,423)         (650,586)         (198,757)

EQUITY IN LOSS OF LIMITED
    PARTNERSHIPS (Note 2)                                (96,589)               --                --                --

GAIN ON SALE OF LIMITED
     PARTNERSHIP INTEREST (Note 2)                        65,000                --           323,759                --

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME (Note 2)                                   11,201                --           146,765            44,158
                                                  --------------    --------------    --------------    --------------


NET LOSS                                          $     (612,630)   $     (204,423)   $     (180,062)   $     (154,599)
                                                  ==============    ==============    ==============    ==============

NET LOSS PER LIMITED PARTNERSHIP
       INTEREST                                   $          (49)   $          (16)   $          (15)   $          (12)
                                                  ==============    ==============    ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



                                      General         Limited
                                      Partners        Partners         Total
                                    ------------    ------------    ------------
PARTNERSHIP INTERESTS                                     12,368
                                                    ============


DEFICIENCY, January 1, 2001         $   (369,060)   $(11,462,199)   $(11,831,259)

     Net loss for the nine months
         ended September 30, 2001         (6,126)       (606,504)       (612,630)
                                    ------------    ------------    ------------

DEFICIENCY, September 30, 2001      $   (375,186)   $(12,068,703)   $(12,443,889)
                                    ============    ============    ============





   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                          2001            2000
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                          $   (612,630)   $   (180,062)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
           Gain on sale of partnership interests                           (65,000)       (323,759)
           Equity in loss of Limited Partnership                            96,589              --
           Decrease in due from escrow                                      15,000              --
           Increase in accrued interest payable                            327,750         327,750
           Decrease in accrued fees and expenses
                   due general partners                                    (80,487)        (97,705)
           Increase in accounts payable                                     19,974          (1,175)
                                                                      ------------    ------------

                 Net cash used in operating activities                    (298,804)       (274,951)
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Proceeds from sales of partnership interests                         65,000         323,759
       Advance to limited partnerships                                     (96,589)             --
                                                                      ------------    ------------

                Net cash (used in) provided by investing activities        (31,589)        323,759
                                                                      ------------    ------------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                      (330,393)         48,808
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             372,546         817,796
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $     42,153    $    866,604
                                                                      ============    ============


   The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

        In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2001 and the results of operations and changes in cash flows for the nine and three months then ended.

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

                               SEPTEMBER 30, 2001


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

        RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

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

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        NET LOSS PER LIMITED PARTNERSHIP INTEREST

        Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 12,368 for all periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        As of September 30, 2001, the Partnership holds limited partnership interests in 10 limited partnerships, located in 5 different states. As of September 30, 2001, the limited partnerships own residential low income rental projects consisting of 1,685 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

        The Partnership has no carrying value in investments in limited partnerships as of September 30, 2001.

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                          Nine months      Three months       Nine months      Three months
                             ended            ended             ended             ended
                        Sept. 30, 2001    Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2000
                        --------------    --------------    --------------    --------------
INCOME

   Rental and Other     $    5,676,000    $    1,892,000    $    7,741,000    $    2,580,000
                        --------------    --------------    --------------    --------------

EXPENSES

   Depreciation              1,086,000           362,000         1,550,000           517,000
   Interest                    726,000           242,000         1,313,000           438,000
   Operating                 4,017,000         1,339,000         5,632,000         1,878,000
                        --------------    --------------    --------------    --------------

       Total expenses        5,829,000         1,943,000         8,495,000         2,833,000
                        --------------    --------------    --------------    --------------

            Net loss    $     (153,000)   $      (51,000)   $     (754,000)   $     (253,000)
                        ==============    ==============    ==============    ==============

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

                               SEPTEMBER 30, 2001


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

        During the nine months ended September 30, 2001, the Partnership surrendered its interests in one limited partnership for a net payment of $65,000. The Partnership recognized a gain of $65,000 from the sale because it had no investment balance related to this partnership.

        In September 2001, a foreclosure action was filed by the holder of a note payable against one of the local partnerships into which the Partnership invested, NAPICO, and certain of its affiliates. The note payable is in the amount of $845,000 and was issued in connection with the acquisition of Cloverleaf Apartments (a 94-unit complex located in Indianapolis, Indiana) by the local partnership. The parties are involved in settlement discussions. The Partnership has no investment balance related to this limited partnership.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        Notes payable and related accrued interest payable aggregating $11,379,611 as of September 30, 2001 matured on December 31, 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships' ability to continue as a going concern.

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

                               SEPTEMBER 30, 2001


NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS (CONTINUED)

        The Partnership reimburses NAPICO for certain expenses. The expenses incurred to NAPICO was approximately $15,710 and $14,580 for the period ended September 30, 2001 and September 30, 2000, respectively.

        As of September 30, 2001, the fees and expenses of $1,016,602 due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

                               SEPTEMBER 30, 2001


NOTE 5 -- CONTINGENCIES (CONTINUED)

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

                               SEPTEMBER 30, 2001


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

        A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $150,396 and $195,000 for the nine months ended September 30, 2001 and 2000, respectively.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        The Partnership is obligated on non-recourse notes payable of $4,600,000 at September 30, 2001 and December 31, 2000, which bear interest at 9.5 percent per annum and matured on December 31, 1999. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest was due at maturity of the notes.

        Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for periods presented. Legal and accounting fees were $64,195 and $72,724 for the nine months ended September 30, 2001 and 2000, respectively. General and administrative expenses were $57,216 and $54,967 for the nine months ended September 30, 2001 and 2000, respectively.

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

                               SEPTEMBER 30, 2001


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

        During the six months ended September 30, 2001, the Partnership surrendered its interests in one limited partnership for a net payment of $65,000. The Partnership recognized a gain of $65,000 from the sale because it had no investment balance related to this partnership.

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

        Notes payable and related accrued interest payable aggregating $11,379,611 as of September 30, 2001 matured on December 31, 1999. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to satisfy these obligations, which would

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                               SEPTEMBER 30, 2001

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

As of September 30, 2001, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2001.

                            HOUSING PROGRAMS LIMITED
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001


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

                                   HOUSING PROGRAMS LIMITED
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp. General Partner


                                          /s/ Bruce Nelson
                                          --------------------------------------
                                          Bruce Nelson
                                          President


                                   Date:  November 13,2001
                                          --------------------------------------


                                          /s/ Brian H. Shuman
                                          --------------------------------------
                                          Brian H. Shuman
                                          Chief Financial Officer

                                   Date:  November 13,2001
                                          --------------------------------------