Form 10-K405
period 2001-12-31
HOUSING PROGRAMS LTD
filed 2002-03-29
CIK 750304

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2001

                             Commission File Number
                                     0-13808

                            HOUSING PROGRAMS LIMITED
                        A CALIFORNIA LIMITED PARTNERSHIP
       (Formerly, Shearson Lehman/Coast Savings Housing Partners, Limited)

                  I.R.S. Employer Identification No. 95-3906167

                                 --------------

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

                      Yes    X            No
                              ---            ----

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

The Partnership holds limited partnership interests in 7 and 8 local limited partnerships (referred herein as the "local" or "lower-tier" limited partnerships) as of December 31, 2001 and 2000, respectively, after surrendering its interest in one local limited partnership in 2001 and selling its interests in 2 and 7 local limited partnerships, in 2000 and 1998, respectively. As of December 31, 2001 and 2000, an affiliate of NAPICO holds a general partnership interest in 2 and 3 of the local limited partnerships, respectively. The remaining local partnerships general partners are unaffiliated with the Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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


Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2001, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 2001, of the projects owned by local partnerships in which the Partnership has invested.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
               IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 2001


                                                          Units Authorized
                                                             For Rental                                 Percentage of
                                      No. of              Assistance Under              Units            Total Units
Name and Location                      Units                  Section 8               Occupied            Occupied
-----------------                     ------              ----------------            --------          ------------
Cape LaCroix                            125                       0                      121                  97%
  Cape Girardeau, MO

Cloverdale                              100                     100                       94                  94%
  Crawfordsville, IN

Cloverleaf                               94                      94                       93                  99%
  Indianapolis, IN

Evergreen Apts                          330                     330                      312                  95%
  Oshtemo, MI

Jenny Lind Hall                          78                      78                       73                  94%
  Springfield, MO

Lancaster Heights                       198                       0                      196                  99%
  Normal, IL

Plaza Village                           228                     228                      219                  96%
                                     ------                   -----                   ------
  Woonsocket, RI


     TOTAL                            1,153                     830                    1,108                  96%
                                      =====                    ====                   ======

ITEM 2.   PROPERTIES

Through its investments in local limited partnerships, the Partnership holds interests in real estate properties.


ITEM 3.   LEGAL PROCEEDINGS

CLASS ACTION

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and
(vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

CLOVERLEAF

The holder of a purchase money promissory note issued by Cloverleaf limited partnership, one of the Partnership's investments, in the amount of $845,000 plus accrued interest payable of $1,107,555 as of December 31, 2001, filed a foreclosure action against the Cloverleaf limited partnership. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this Local Partnership.

As of December 31, 2001, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership.


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


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. Currently, there are 2,736 registered holders of Limited Partnership Interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or dispositions of its investments in limited partnerships. In March 1999, the Partnership made distributions of $695,687 to the limited partners and $7,027 to the general partners, which included using proceeds from the sale of the partnership interests.

No other distributions have been made since the inception of the Partnership.

ITEM 6.       SELECTED FINANCIAL DATA:



                                                                        Year Ended December 31,
                                  --------------------------------------------------------------------------------------------------
                                      2001                 2000                 1999                   1998                 1997
                                  ------------         ------------       --------------         -------------        --------------
Loss From Operations              $   (813,613)        $   (875,582)      $     (910,387)        $  (1,510,232)       $  (1,554,011)

Gain on Sale of Limited
   Partnership Interests                65,000              488,759                   --             5,398,913                   --

Distribution From Limited
   Partnerships Recognized
   as Income                            11,201              146,765              821,124               489,499              468,618

Equity in (Loss) Income
   of Limited Partnerships
   and amortization of
   acquisition costs                  (101,354)                  --                   --            (9,591,534)             367,144

Extraordinary gain - debt
   forgiveness                              --                   --                   --                    --            2,149,096
                                  ------------         ------------       --------------         -------------        -------------

Net (Loss) Income                 $   (838,766)        $   (240,058)      $      (89,261)        $  (5,213,354)       $   1,430,847
                                  ============         ============       ==============         =============        =============

Net (Loss) Income per Limited
   Partner Interest               $        (67)        $        (19)      $           (7)        $        (417)       $         115
                                  ============         ============       ==============         =============        =============


Total assets                      $      8,610         $    387,546       $      817,796         $   1,034,465        $  14,571,452
                                  ============         ============       ==============         =============        =============

Investments in
   Limited Partnerships           $         --         $         --       $           --         $          --        $  13,409,054
                                  ============         ============       ==============         =============        =============


Notes payable                     $  4,600,000        $   4,600,000       $    4,600,000         $   4,600,000        $   8,669,743
                                  ============         ============       ==============         =============        =============

Fees and Expenses Due to
   General Partners               $  1,048,571         $  1,097,089       $    1,730,608         $   1,355,519        $   1,562,552
                                  ============         ============       ==============         =============        =============

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

At December 31, 2001, the Partnership has investments in 7 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold or surrendered its interests in 1, 2 and 7 local partnerships in 2001, 2000 and 1998, respectively. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the local partnerships that were allocated to the Partnership was approximately $525,000, $202,000 and $996,000 for the years ended December 31, 2001, 2000 and 1999, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in loss of limited partnerships of $101,354 for the year ended December 31, 2001, which is equal to the cash contributed during the year, and recognized no equity in income (loss) of limited partnership for the years ended December 31, 2000 and 1999. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $8,655,000 and $8,231,000 as of December 31, 2001 and 2000, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were approximately $11,000, $147,000 and $821,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 2001, 2000 and 1999, the Partnership has cash and cash equivalents of $8,610, $372,546 and $817,796, respectively. Substantially all of these amounts are on deposit primarily with high quality financial institutions, earning interest. This resulted in the Partnership earning approximately $20,000 in interest income for the year ended December 31, 1999. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership's original remaining invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $200,193, $231,180 and $310,790 for the years ended December 31, 2001, 2000 and 1999, respectively. Management fees decreased because of the decrease in invested assets as a result of the surrender and sale of partnership interests in 2001 and 2000. As of December 31, 2001, the fees and expenses due the General Partners exceeded the Partnership's cash. The General Partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

The Partnership is obligated on non-recourse notes payable of $4,600,000 which bear interest at 9.5 percent per annum and matured on December 31,1999. The Partnership was relieved of notes payable in the amount of $4,069,743 in connection the sale of the partnership interests to the Operating Partnership. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Interest expense was $437,000 for 2001, 2000 and 1999.

All notes and related accrued interest payable aggregating $11,488,861 as of December 31, 2001, became payable in December 1999. The Partnership has not made any payments and is in default under the terms of the notes. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships' ability to continue as a going concern. Management is in process of attempting to negotiate extensions of the maturity dates on the notes payable.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were generally consistent and were $108,171, $103,954 and $93,124 for the years ended December 31, 2001, 2000 and 1999, respectively. General and administrative expenses were $75,713, $103,798 and $89,302 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $20,000 for each of the years ended December 31, 2001, 2000 and 1999. Also, included in general and administrative expenses in 1999 is $17,962, in expenses related to the third party review of the properties discussed below.

Total revenue for the local partnerships were $7,540,000, $7,569,000 and $10,322,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Total expenses for the local partnerships were $8,070,000, $7,773,000 and $11,328,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The total net loss for the local partnerships for 2001, 2000 and 1999 aggregated $530,000, $204,000 and $1,006,000, respectively. The losses allocated to the Partnership were $525,000, $202,000 and $996,000 for 2001, 2000 and 1999,
respectively.


Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $17,962 for the year ended December 31, 1999, and are included in general and administrative expenses.

During the years ended December 31, 2001 and 2000, the Partnership surrendered and sold its interests in 1 and 2 limited partnerships, respectively, for net payments of $65,000 and $488,759, respectively. The Partnership recognized gains of $65,000 and $488,759 in 2001 and 2000, respectively, from the sales because it had no investment balance related to these partnerships.

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                DECEMBER 31, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Housing Programs Limited
(A California limited partnership)

We have audited the accompanying balance sheets of Housing Programs Limited (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index in Item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of the limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. These limited partnerships represent the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audit and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3 to the financial statements, the Partnership's recurring losses from operations, partners' deficiency and past due notes and related accrued interest payable of $11,488,861 raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 22, 2002

                            HOUSING PROGRAMS LIMITED

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                                           2001                     2000
                                                                                           ----                     ----
              INVESTMENTS IN LIMITED PARTNERSHIPS
                  (Notes 1 and 2)                                            $                 -      $                 -

              CASH AND CASH EQUIVALENTS (Note 1)                                           8,610                  372,546

              DUE FROM ESCROW (Note 2)                                                         -                   15,000
                                                                              -------------------      -------------------
                        TOTAL ASSETS                                         $             8,610      $           387,546
                                                                             ===================      ===================

                      LIABILITIES AND PARTNERS' DEFICIENCY

              LIABILITIES:

                   Notes payable (Notes 3 and 7)                             $         4,600,000      $         4,600,000
                   Accrued fees and expenses due general
                       partners (Note 4)                                               1,048,571                1,097,089
                   Accrued interest payable (Notes 3 and 7)                            6,888,861                6,451,861
                   Accounts payable (Note 2)                                             141,203                   69,855
                                                                             -------------------      -------------------
                                                                                      12,678,635               12,218,805
                                                                             -------------------      -------------------

              COMMITMENTS AND CONTINGENCIES
                  (Notes 2, 4 and 6)

              PARTNERS' DEFICIENCY:
                   General partners                                                     (377,449)                (369,060)
                   Limited partners                                                  (12,292,576)             (11,462,199)
                                                                             -------------------      -------------------
                                                                                     (12,670,025)             (11,831,259)
                                                                             -------------------      -------------------
                TOTAL LIABILITIES AND PARTNERS'
                     DEFICIENCY                                              $             8,610      $           387,546
                                                                             ===================      ===================


        The accompanying notes are an integral part of these statements.

                            HOUSING PROGRAMS LIMITED

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                       2001                  2000                   1999
                                                                ----------------     -----------------    -------------------
INTEREST AND OTHER INCOME                                       $          7,464     $             350     $           19,829
                                                                ----------------     -----------------     ------------------
OPERATING EXPENSES:
     Management fees - general partner (Note 4)                          200,193               231,180                310,790
     General and administrative (Note 4)                                  75,713               103,798                 89,302
     Legal and accounting                                                108,171               103,954                 93,124
     Interest (Note 3)                                                   437,000               437,000                437,000
                                                                ----------------     -----------------     ------------------
              Total operating expenses                                   821,077               875,932                930,216
                                                                ----------------     -----------------     ------------------

LOSS FROM OPERATIONS                                                    (813,613)             (875,582)              (910,387)

GAIN ON SALE OF LIMITED PARTNERSHIP
     INTERESTS (Note 2)                                                   65,000               488,759                      -
DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME (Note 2)                                                   11,201               146,765                821,124

EQUITY IN LOSS OF LIMITED PARTNERSHIPS
     AND AMORTIZATION OF ACQUISITION
     COSTS (Note 1 and 2)                                               (101,354)                    -                      -
                                                                ----------------     -----------------     ------------------

NET LOSS                                                        $       (838,766)    $        (240,058)    $          (89,263)
                                                                ================     =================     ==================


NET LOSS PER LIMITED
     PARTNERSHIP INTEREST                                        $           (67)     $            (19)    $               (7)
                                                                ================     =================     ==================









    The accompanying notes are an integral part these financial statements.

                            HOUSING PROGRAMS LIMITED

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' DEFICIENCY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                            General                  Limited
                                                            Partners                Partners                   Total
                                                            --------                --------                   -----
      DEFICIENCY, January 1, 1999                    $        (358,739)       $     (10,440,485)       $     (10,799,224)

           Distributions to partners                            (7,027)                (695,687)                (702,714)

           Net loss, 1999                                         (893)                 (88,370)                 (89,263)
                                                     -----------------        -----------------        -----------------
      DEFICIENCY, December 31, 1999                           (366,659)             (11,224,542)             (11,591,201)

           Net loss, 2000                                       (2,401)                (237,657)                (240,058)
                                                     -----------------        -----------------        -----------------
      DEFICIENCY, December 31, 2000                           (369,060)             (11,462,199)             (11,831,259)

           Net loss, 2001                                       (8,389)                (830,377)                (838,766)
                                                     -----------------        -----------------        -----------------
      DEFICIENCY, December 31, 2001                  $        (377,449)       $     (12,292,576)       $     (12,670,025)
                                                     =================        =================        =================







        The accompanying notes are an integral part of these statements.

                            HOUSING PROGRAMS LIMITED

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                    2001                2000             1999
                                                                                    ----                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  loss .........................................................      $  (838,766)      $  (240,058)      $   (89,263)
       Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
              Gain on sale of partnership interests ......................          (65,000)         (488,759)             --
              Equity in loss of limited partnerships .....................          101,354              --                --
              Increase in accrued interest payable .......................          437,000           437,000           437,000
              (Decrease) increase in accrued fees and
                 expenses due general partners ...........................          (48,518)         (633,519)          375,089
              Decrease (increase) in due from escrow .....................           15,000           (15,000)             --
              Increase (decrease) in accounts payable ....................           71,348             6,327          (236,781)
                                                                                  ---------         ---------         ---------
                    Net cash (used in) provided by operating activities ..         (327,582)         (934,009)          486,045
                                                                                  ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital contributions to limited partnerships .....................         (101,354)             --                --
       Proceeds from sale of limited partnership interests ...............           65,000           488,759           202,714
                                                                                  ---------         ---------         ---------

                   Net cash (used in) provided by investing activities ...          (36,354)          488,759           202,714
                                                                                  ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners .........................................             --                --            (702,714)
                                                                                  ---------         ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................................         (363,936)         (445,250)          (13,955)

CASH AND CASH EQUIVALENTS,
       beginning of year .................................................          372,546           817,796           831,751
                                                                                  ---------         ---------         ---------
CASH AND CASH EQUIVALENTS,
       end of year .......................................................      $     8,610       $   372,546        $  817,796
                                                                                ===========       ===========        ==========







      The accompanying notes are an integral part of financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

     On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

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

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number (SFAS No.) 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

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

     No impairment losses were recognized during the years ended December 31, 2001, 2000 and 1999.

2.   INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership holds limited partnership interests in 7 and 8 limited partnerships as of December 31, 2001 and 2000, respectively, after surrendering its interest in one local limited partnership in 2001 and selling its interests in 2 and 7 limited partnerships in 2000 and 1998, respectively. The limited partnerships own residential low income rental projects consisting of 1,153 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

     The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

     Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The cumulative amount of unrecognized equity in losses of certain limited partnerships was approximately $8,655,000 and $8,231,000 as of December 31, 2001 and 2000, respectively.

     Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

     The Partnership has not carrying value in investments in limited partnerships as of December 31, 2001 and 2000.

     The difference between the investment per the accompanying balance sheets at December 31, 2001 and 2000, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

     Selected financial information from the combined financial statements of the limited partnerships at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is as follows:

                                 Balance Sheets

                                                                         2001             2000
                                                                      ---------        ---------
                                                                                   (in thousands)
     Land and buildings, net                                           $ 16,308          $ 17,881
                                                                       ========          ========

     Total assets                                                      $ 30,574          $ 32,287
                                                                       ========          ========

     Mortgages payable                                                 $ 15,707          $ 17,718
                                                                       ========          ========

     Total liabilities                                                 $ 31,084          $ 33,512
                                                                       ========          ========

     Deficit of Housing Programs Limited                               $   (418)         $ (1,016)
                                                                       =========         ========

     Deficit of other partners                                         $    (92)         $   (209)
                                                                       =========         ========

                            Statements of Operations

                                                        2001              2000              1999
                                                     -------            ----------       -----------
                                                                     (in thousands)
     Total revenues                                  $ 7,540            $  7,569         $  10,322
                                                     =======            ========          ========

     Interest expense                                $   968            $    967         $   1,751
                                                     =======            ========          ========

     Depreciation                                    $ 1,496            $  1,449         $   2,067
                                                     =======            ========          ========

     Total expenses                                  $ 8,070            $  7,773         $  11,328
                                                     =======            ========          ========

     Net loss                                        $  (530)           $   (204)        $  (1,006)
                                                     =======            ========          ========

     Net loss allocable to Housing Programs
          Limited                                    $  (525)           $   (202)        $    (996)
                                                     =======            ========          ========

          During the years ended December 31, 2001 and 2000, the Partnership surrendered or sold its interests in 1 and 2 limited partnerships, respectively, for net payments of $65,000 and $488,759, respectively. The Partnership recognized gains of $65,000 and $488,759 in 2001 and 2000, respectively, from the sales because it had no investment balance related to these partnerships.

          An affiliate of NAPICO is the general partner in three of the limited partnerships at December 2001 and 2000, included above and another affiliate receives property management fees of 5 percent of the revenues of one of the limited partnership's property. The affiliate received property management fees of $64,078, $65,494 and $57,228 in 2001, 2000 and 1999, respectively. The following sets forth the significant data for the partnerships in which an affiliate of NAPICO is the general partner, reflected in the accompanying financial statements using the equity method of accounting:

                                                        2001              2000              1999
                                                     -------            ----------       -----------
                                                                     (in thousands)

     Total assets                                    $ 6,164            $  6,179
                                                     =======            ========

     Total liabilities                               $13,125            $ 12,608
                                                     ========           ========

     Deficiency of Housing Programs Limited          $(6,869)           $ (6,287)
                                                     =======            ========

     Deficiency of other partners                    $   (91)           $   (142)
                                                    ========            ========

     Total revenue                                   $ 1,834            $  1,857         $  4,719
                                                     ========           ========         ========

     Net loss                                        $  (602)           $   (652)        $ (1,502)
                                                     =======            ========          =======

     Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

     As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $17,962 for the year ended December 31, 1999, and are included in general and administrative expenses.

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

     All notes and related accrued interest payable aggregating $11,488,861 as of December 31, 2001, became payable in December 1999. The Partnership has not made any payments and is in default under the terms of the notes. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships' ability to continue as a going concern.

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

     The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for each of the years ended December 31, 2001, 2000 and 1999, and is included in general administrative expenses.

     As of December 31, 2001, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

6.   CONTINGENCIES

     CLASS ACTION

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On

     August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

     After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness,
     (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and (vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

     Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

     The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

     CLOVERLEAF

     The holder of a purchase money promissory note issued by Cloverleaf limited partnership, one of the Partnership's investments, in the amount of $845,000 plus accrued interest payable of $1,107,555 as of December 31, 2001, filed a foreclosure action against the Cloverleaf limited partnership. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this Local Partnership.

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

8.   FOURTH-QUARTER ADJUSTMENT

     The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $4,765, between the estimated nine-month equity in loss and the actual 2001 year end equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       Year Ended December 31, 2001
                             -------------------------------------------------------------------------------------------
                                                                            Cash
                                      Balance            Capital          Distri-            Equity             Balance
                                      January            Contri-          butions              in              December
Limited Partnerships                  1, 2001            butions          Received            Loss             31, 2001
--------------------          ---------------        -----------        ----------    -------------     --------------
Cape La Croix                 $                      $                  $             $                 $

Cloverdale

Cloverleaf

Evergreen Apts.

Jenny Lind Hall

Lancaster Heights                           -            100,278                           (100,278)                 -

Plaza Village                               -              1,076                             (1,076)                 -
                              ---------------        -----------        ----------    -------------     --------------
                              $             -        $   101,354        $        -    $    (101,354)    $            -
                              ===============        ===========        ==========    =============     ==============

                                                                      SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                       Year Ended December 31, 2000
                              ------------------------------------------------------------------------------------------
                                                                            Cash
                                      Balance                             Distri-                               Balance
                                      January            Capital          butions          Equity in           December
Limited Partnerships                  1, 2000         Contributions       Received       Income/(Loss)         31, 2000
--------------------          ---------------      ---------------- ---------------  -----------------  ----------------
Cape La Croix                 $                    $                $                 $                 $

Cloverdale

Cloverleaf

Evergreen Apts.

Jenny Lind Hall

Lancaster Heights

Plaza Village

Walnut Towers
                              ---------------      ---------------- ---------------  -----------------  ----------------
                              $                    $                $                 $                 $
                              ===============      ================ ===============   ================  ================

                                                                      SCHEDULE
                                                                     (CONTINUED)

                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                       Year Ended December 31, 1999
                                                                          Cash
                                   Balance                               Distri-                              Balance
                                   January              Capital          butions          Equity in           December
Limited Partnerships               1, 1999           Contributions       Received       Income/(Loss)         31, 1999
--------------------          ----------------     ---------------- ----------------- -----------------  ---------------------
Cape La Croix                 $                    $                $                 $                 $

Cloverdale

Cloverleaf                                                   24,899          (24,899)                                      -

Evergreen Apts.

Jenny Lind Hall

Lancaster Heights

Midpark Towers

Plaza Village

Santa Fe Towers                                              72,808          (72,808)                                      -

Walnut Towers
                              ----------------     ---------------  ----------------  ----------------  ---------------------
                              $                    $         97,707 $        (97,707) $                 $                  -
                              ================     ================ ================  ================  =====================

                                                                        SCHEDULE
                                                                     (CONTINUED)


                            HOUSING PROGRAMS LIMITED
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999


NOTES:    1.   Equity in losses of the limited partnerships represents the
               Partnership's allocable share of the net loss from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or below zero to an amount equal to future capital contributions to be made by the Partnership.

          2. Cash distributions from the limited partnerships will be treated as a return on the investment and will reduce the investment balance until such time as the investment is reduced to an amount equal to additional contributions. Distributions subsequently received will be recognized as income.

                                                                    SCHEDULE III
                            HOUSING PROGRAMS LIMITED
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                                DECEMBER 31, 2001

                                                                          BUILDINGS, FURNISHINGS
                                                                                AND EQUIPMENT
                                NUMBER         OUTSTANDING                      AMOUNT CARRIED
                                  OF            MORTGAGE                        AT CLOSE OF                           ACCUMLATED
PARTNERSHIP/LOCATION             APTS.            LOAN              LAND           PERIOD              TOTAL         DEPRECIATION
--------------------            ------      --------------    -----------   -------------------- -----------       ---------------
Jenny Lind Hall                    78       $   648,318       $    32,000       $   935,570       $   967,570       $   220,602
   Springfield, MO
Lancaster Heights                 198         1,781,037           200,000         5,246,916         5,446,916         2,764,467
   Normal, IL
Cape La Croix                     125         1,151,310           169,000         2,484,615         2,653,615         1,486,358
   Cape Girardeau, MO
Cloverdale                        100           769,502           100,000         2,051,596         2,151,596         1,220,265
   Crawfordsville, IN
Cloverleaf                         94           716,606           123,000         1,927,274         2,050,274         1,152,845
   Indianapolis, IN
Evergreen Apts                    330         7,742,434           617,369        16,576,328        17,193,697         8,804,801
   Oshtemo, MI
Plaza Village                     228         2,898,119           369,700         7,199,237         7,568,937         6,075,322
   Woonsocket, RI
                                 ----       -----------       -----------       -----------       -----------       -----------
                                 1153       $15,707,326       $ 1,611,069       $36,421,536       $38,032,605       $21,724,660
                                 ====       ===========       ===========       ===========       ===========       ===========

                                                                    SCHEDULE III
                                                                   (CONTINUED)

                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                               DECEMBER 31, 2001

NOTES:   1.   Each local limited partnership has developed, owns and operates the housing project. Substantially all project costs, including construction period interest expense, were capitalized by the local limited partnerships.

         2. Depreciation is provided for by various methods over the estimated useful lives of the projects.The estimated composite useful lives of the buildings are from 25 to 40 years.

         3.   Investments in property and equipment - limited partnerships:


                                                                             Buildings,
                                                                            Furnishings,
                                                                                 And
                                                       Land                   Equipment                   Total
                                                      -----                ------------                  ------
Balance, January 1, 1999                        $      2,624,615         $      59,757,256        $        62,381,871

Net additions in 1999                                    (79,000)               (1,492,643)                (1,571,643)
                                                ----------------         -----------------        -------------------

Balance, December 31, 1999                             2,545,615                58,264,613                 60,810,228

Net additions in 2000                                                              201,364                    201,364

Sale of Properties                                      (849,317)              (20,263,531)               (21,112,848)
                                                ----------------         -----------------        -------------------

Balance, December 31, 2000                             1,696,298                38,202,446                 39,898,744

Net additions in 2001                                          -                 1,275,892                  1,275,892

Sale of Properties                                       (85,229)               (3,056,802)                (3,142,031)
                                                ----------------         -----------------        -------------------

Balance, December 31, 2001                      $      1,611,069          $     36,421,536         $       38,032,605
                                                ================          ================         ==================

                                                                    SCHEDULE III
                                                                   (CONTINUED)

                            HOUSING PROGRAMS LIMITED
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                          IN WHICH HPL HAS INVESTMENTS
                               DECEMBER 31, 2001


                                                                     Buildings,
                                                                    Furnishings,
                                                                         And
                                                                      Equipment

Accumulated Depreciation:
-------------------------                                           ------------

Balance, January 1, 1999                                       $        30,458,791

Net additions for 1999                                                     784,752
                                                               -------------------

Balance, December 31, 1999                                              31,243,543

Net additions for 2000                                                   1,433,029

Sale of Properties                                                     (10,658,944)
                                                               -------------------

Balance, December 31, 2000                                              22,017,628

Net additions for 2001                                                   1,493,540

Sale of Properties                                                      (1,786,508)
                                                               -------------------

Balance, December 31, 2001                                     $        21,724,660
                                                               ===================



PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

HOUSING PROGRAMS LIMITED (the "Partnership") has no directors or executive officers of its own.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), Coast Housing Investments Associates (an affiliate of NAPICO) and Housing Programs Corporation II. Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. On March 11, 2002, NAPICO became a wholly owned subsidiary of Apartment Investment and Management Company. Housing Programs Corporation II is a wholly-owned subsidiary of LB I Group Inc. The following biographical information is presented for the directors and executive officers of NAPICO and officers of Housing Programs Corporation II with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 72, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 50, President, Chief Operating Officer and a director of
NAPICO.

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

ALAN I. CASDEN, 56, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

BRIAN H. SHUMAN, 39, Senior Vice President and Chief Financial Officer.

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

PATRICIA W. TOY, 72, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 35, Senior Vice President, General Counsel and Secretary.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .5 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $200,193, $231,180 and $310,790 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for each of the years ended December 31, 2001, 2000 and 1999, and is included in general and administrative expenses.

An affiliate of NAPICO is currently the general partner in two of the limited partnerships included above, and another affiliate receives property management fees of 5 percent of revenues from 1 of these partnerships. The affiliate received property management fees of $64,078, $65,494 and $57,228 in 2001, 2000 and 1999, respectively.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 2001 and 2000.

Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Statements of Partners' Deficiency for the years ended December 31, 2001, 2000 and 1999.

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES APPLICABLE TO HOUSING PROGRAMS LIMITED AND LIMITED PARTNERSHIPS IN WHICH HOUSING PROGRAMS LIMITED HAS INVESTMENTS

Schedule - Investments in Limited Partnerships for the years ended December 31, 2001, 2000 and 1999.

Schedule III - Real Estate and Accumulated Depreciation of Property Held by Local Limited Partnerships, December 31, 2001, 2000 and 1999.

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

REPORTS ON FORM 8-K

No reports on Form 8K were filed during the year ended December 31, 2001.

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


HOUSING PROGRAMS LIMITED

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          The General Partner



   /s/
---------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


   /s/
---------------------------------------
Bruce E. Nelson
Director and President



   /s/
---------------------------------------
Alan I. Casden
Director



   /s/
---------------------------------------
Brian H. Shuman
Chief Financial Officer