Form 10QSB
period 2002-03-31
HOUSING PROGRAMS LTD
filed 2002-05-15
CIK 750304

FORM 10-QSB—QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Quarterly or Transitional Report

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-13808

HOUSING PROGRAMS LIMITED
(A California Limited Partnership)

California (State or other jurisdiction of incorporation or organization)	95-3906167 (I.R.S. Employer Identification No.)

9090 Wilshire Blvd., Suite 201,
Beverly Hills, California 90211
(Address of principal executive offices)

(310) 278-2191
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]     No  [   ]

HOUSING PROGRAMS LIMITED
(a California limited partnership)

INDEX TO FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2002

HOUSING PROGRAMS LIMITED
(a California limited partnership)

BALANCE SHEETS

MARCH 31, 2002
(Unaudited)

ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS (Notes 1 and 2)	$—
CASH AND CASH EQUIVALENTS (Note 1)	20

TOTAL ASSETS	$20

LIABILITIES AND PARTNERS’ DEFICIENCY
LIABILITIES:
Notes payable (Notes 3)	$4,600,000
Accrued fees and advances due general partners (Note 4)	1,139,181
Accrued interest payable (Notes 3)	6,998,111
Accounts payable	154,096

12,891,388

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)
PARTNERS’ DEFICIENCY:
General partners	(379,662)
Limited partners	(12,511,706)

(12,891,368)

TOTAL LIABILITIES AND PARTNERS’ DEFICIENCY	$20

The accompanying notes are an integral part of these financial statements.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

INTEREST INCOME & TRANSFER FEE INCOME	$101	$4,291

OPERATING EXPENSES:
Management fees — general partner (Note 4)	49,797	50,802
General and administrative (Note 4)	10,578	14,574
Legal and accounting (Note 4)	21,357	17,650
Interest (Notes 3 and 4)	109,250	109,250

Total operating expenses	190,982	192,276

LOSS FROM OPERATIONS	(190,881)	(187,985)
EQUITY IN LOSS OF LIMITED PARTNERSHIPS	(30,462)	—
GAIN IN SALE OF PARTNERSHIP INTERESTS (Note 2)	—	65,000

NET LOSS	$(221,343)	$(122,985)

NET LOSS PER LIMITED PARTNERSHIP INTEREST	$(18)	$(10)

The accompanying notes are an integral part of these financial statements.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

STATEMENT OF PARTNERS’ DEFICIENCY
THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

	General	Limited
	Partners	Partners	Total

PARTNERSHIP INTERESTS		12,368

DEFICIENCY, January 1, 2002	$(377,449)	$(12,292,576)	$(12,670,025)
Net loss for the three months ended March 31, 2002	(2,213)	(219,130)	(221,343)

DEFICIENCY, March 31, 2002	$(379,662)	$(12,511,706)	$(12,891,368)

The accompanying notes are an integral part of these financial statements.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(221,343)	$(122,985)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of partnership interests	—	(65,000)
Equity in loss of limited partnerships	30,462
Decrease in due from escrow	—	15,000
Increase in accrued interest payable	109,250	109,250
Increase (decrease) in accrued fees and expenses due general partners	90,610	(56,854)
Increase in accounts payable	12,893	1,948

Net cash provided by (used in) operating activities	21,872	(118,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributions	(30,462)
Proceeds from sale of partnership interests	—	65,000

Net cash (used in) provided by investing activities	(30,462)	65,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,590)	(53,641)
CASH AND CASH EQUIVALENTS, beginning of period	8,610	372,546

CASH AND CASH EQUIVALENTS, end of period	$20	$318,905

The accompanying notes are an integral part of these financial statements.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (the “Partnership”) annual report for the year ended December 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2002 and the results of operations and changes in cash flows for the three months then ended.

Organization

Housing Programs Limited (the “Partnership”), formed under the California Uniform Limited Partnership Act, was organized on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), Coast Housing Investment Associates (CHIA), a limited partnership, and Housing Programs Corporation II.

The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued. SFAS No. 141 was effective immediately and SFAS 142 was effective January 2002. In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 12,368 for all years presented.

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

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2002, the Partnership holds limited partnership interests in 7 limited partnerships, after selling its interest in one limited partnership in January 2001. The limited partnerships owned as of March 31, 2002, residential low income rental projects consisting of 1,153 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the limited partnerships.

Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $8,788,000 as of March 31, 2002.

Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

The Partnership has no equity investment in limited partnerships as of March 31, 2002.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2002 and 2001 for the limited partnerships in which the Partnership has investments:

	Three months	Three months
	ended	ended
	March 31, 2002	March 31, 2001

Income
Rental and Other	$1,885,000	$1,892,000

Expenses
Depreciation	374,000	362,000
Interest	242,000	242,000
Operating	1,402,000	1,339,000

Total expenses	2,018,000	1,943,000

Net Loss	$(133,000)	$(51,000)

NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

Under recent adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

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

During the three months ended March 31, 2001, the Partnership sold its interest in one limited partnership for net payments of $65,000. The Partnership recognized a gain from the sale equal to the net payments received because it had no investment balance related to this partnership.

NOTE 3 — NOTES PAYABLE

Certain of the Partnership’s investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent. The notes matured in December 1999. These obligations and the related interest are collateralized by the Partnership’s investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable aggregating $11,598,111 as of March 31, 2002 become payable prior to March 31, 2002. The Partnership has not made any payments and is in default under the terms of the notes. Due to the Partnership’s lack of cash and partners’ deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the investments in the local limited partnerships. As a result, there is substantial doubt about the Partnerships’ ability to continue as a going concern.

Management is in process of attempting to negotiate extensions of the maturity dates on the notes payable.

NOTE 4 — FEES AND EXPENSES DUE TO GENERAL PARTNERS

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective limited partnerships.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $4,713 and $5,426 for the three months ended March 31, 2002 and 2001, respectively, and is included in general and administrative expenses.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 4 — FEES AND EXPENSES DUE TO GENERAL PARTNERS (Continued)

As of March 31, 2002, the fees and expenses due the general partners exceeded the Partnership’s cash. The general partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 5 — CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for July 16, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

The holder of a purchase money promissory note issued by Cloverleaf limited partnership, one of the Partnership’s investments, in the amount of $845,000 plus accrued interest payable of $1,130,000 as of March 31, 2002, filed a foreclosure action against the Cloverleaf limited partnership. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this Local Partnership.

NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership’s investments in investee limited partnerships, which account for the Partnership’s primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. It is impracticable to estimate the fair value of the amounts due general partner due to their related party nature. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

MARCH 31, 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income on money market accounts and certificates of deposit and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. The Partnership made a distribution to the investors in March 2000, which included using proceeds from disposition of its investments in certain limited partnerships.

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

Except for certificates of deposit and money market funds, the Partnership’s investments consist entirely of interests in other limited partnerships owning government-assisted housing projects. Available cash is invested to provide interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at .5 percent of the Partnership’s invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a local limited partnership. Management fees were $49,797 and $50,802 for the three months ended March 31, 2002 and 2001, respectively.

The Partnership is obligated on non-recourse notes payable of $4,600,000 at March 31, 2002, which bear interest at 9.5 percent per annum and matured on December 31, 1999. The notes and related interest were payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership’s investments in the limited partnerships. The notes and unpaid interests became payable on December 31, 1999. Management is in process of attempting to negotiate extensions of the maturity dates on the notes payable.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

MARCH 31, 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operation (Continued)

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for periods presented. Legal and accounting fees were $21,357 and $17,650 for the three months ended March 31, 2002 and 2001, respectively. General and administrative expenses were $10,578 and $14,574 for the periods ended March 31, 2002 and 2001, respectively.

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Under recent adopted law and policy, the United States Department of Housing and Urban Development (“HUD”) has determined not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During the three months ended March 31, 2001, the Partnership sold its interest in one limited partnership for net payments of $65,000. The Partnership recognized a gain from the sale equal to the net payments received because it had no investment balance related to this partnership.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

MARCH 31, 2002

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for July 16, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs’ claims are without merit and intend to contest the actions vigorously.

The holder of a purchase money promissory note issued by Cloverleaf limited partnership, one of the Partnership’s investments, in the amount of $845,000 plus accrued interest payable of $1,130,000 as of March 31, 2002, filed a foreclosure action against the Cloverleaf limited partnership. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this Local Partnership.

As of March 31, 2002, NAPICO was a plaintiff or defendant in various lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	No exhibits are required per the provision of Item 6 of regulation S-B and no reports on Form 8-K were filed during the quarter March 31, 2002.

HOUSING PROGRAMS LIMITED
(a California limited partnership)

MARCH 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSING PROGRAMS LIMITED (a California limited partnership)

By:	National Partnership Investments Corp. General Partner

By:	/s/ Peter Kompaniez

Peter Kompaniez President

Date:	May 15, 2002

By:	/s/ Brian H. Shuman

Brian H. Shuman Chief Financial Officer

Date:	May 15, 2002