Form 10QSB
period 2002-06-30
HOUSING PROGRAMS LTD
filed 2002-08-19
CIK 750304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                         Commission file number 0-13808


                            HOUSING PROGRAMS LIMITED
                       (A California Limited Partnership)


          California                                             95-3906167
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

                          55 Beattie Place, PO Box 1089
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)


                         9090 Wilshire Blvd., Suite 201,
                       Beverly Hills, California 90211
               (Address of former principal executive offices)

                            HOUSING PROGRAMS LIMITED
                      (a California limited partnership)

                              INDEX TO FORM 10-QSB

                     FOR THE QUARTER ENDED JUNE 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet
                    June 30, 2002                                              1

                  Statements of Operations
                    Three and Six Months Ended June 30, 2002 and 2001          2

                  Statement of Partners' Deficiency
                    Six Months Ended June 30, 2002                             3

                  Statements of Cash Flows
                    Six Months Ended June 30, 2002 and 2001                    4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION                                                   10


PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           12

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            12

      SIGNATURES                                                              13

      EXHIBIT                                                                 14

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                            HOUSING PROGRAMS LIMITED
                      (a California limited partnership)

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)



                             ASSETS

Investments in limited partnerships (Note 2)                          $     --
Cash and cash equivalents                                               11,344

            Total assets                                              $ 11,344

              LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Notes payable (Note 3)                                            $ 4,600,000
   Accrued fees due to affiliates (Note 4)                             1,157,591
   Accrued interest payable (Note 3)                                   7,105,664
   Accounts payable                                                      164,064
   Advances due to affiliates                                             45,936

                                                                      13,073,255
Commitments and Contingencies (Notes 4 and 5)

Partners' deficiency:
   General partners                                                    (381,368)
   Limited partners                                                 (12,680,543)

                                                                    (13,061,911)

            Total liabilities and partners' deficiency                $ 11,344

  The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                      (a California limited partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2002          2001           2002          2001

INTEREST INCOME                               $ --         $ 1,736        $ 101         $ 6,027

OPERATING EXPENSES:
  Management fees - partners (Note 4)          49,797        49,797        99,594        100,599
  General and administrative (Note 4)           9,951        14,884        20,529         29,458
  Legal and accounting                         14,585        27,639        35,942         45,289
  Interest                                    107,553       109,250       216,803        218,500
        Total operating expenses              181,886       201,570       372,868        393,846

Loss from Partnership operations             (181,886)     (199,834)     (372,767)      (387,819)
Equity in loss of limited partnerships
  (Note 2)                                         --       (96,589)      (30,462)       (96,589)
Gain on sale of limited partnership
  interest (Note 2)                                --            --            --         65,000
Distributions from limited partnerships
  recognized as income (Note 2)                11,343        11,201        11,343         11,201

Net loss                                    $(170,543)    $(285,222)    $(391,886)     $(408,207)

Net loss to general partners (1%)           $ (1,705)     $ (2,852)      $ (3,919)     $ (4,082)
Net loss to limited partners (99%)           (168,838)     (282,370)     (387,967)      (404,125)

                                            $(170,543)    $(285,222)    $(391,886)     $(408,207)
Net loss per limited partnership
  interest (Note 1)                           $ (14)        $ (23)        $ (31)         $ (33)

  The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                      (a California limited partnership)

                        STATEMENT OF PARTNERS' DEFICIENCY

                    FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       12,368

Partners' deficiency,
  January 1, 2002                     $ (377,449)      $(12,292,576)    $(12,670,025)

Net loss for the six months
  ended June 30, 2002                     (3,919)          (387,967)        (391,886)

Partners' deficiency,
  June 30, 2002                       $ (381,368)      $(12,680,543)    $(13,061,911)


  The accompanying notes are an integral part of these financial statements.


                            HOUSING PROGRAMS LIMITED
                      (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (Unaudited)


                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(391,886)      $(408,207)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Gain on sale of limited partnership interest                         --         (65,000)
     Equity in loss of limited partnerships                           30,462          96,589
     Decrease in due from escrow                                          --          15,000
     Increase (decrease) in:
      Accrued interest payable                                       216,803         218,500
      Accounts payable and accrued expenses                           22,861           8,987
      Accrued fees due to partners                                   109,020         (76,800)
         Net cash used in operating activities                       (12,740)       (210,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of partnership interests                             --          65,000
  Advances to properties                                                  --         (96,589)
  Capital contributions                                              (30,462)             --
         Net cash used in investing activities                       (30,462)        (31,589)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Operating advances from affiliates                                  45,936              --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,734        (242,520)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         8,610         372,546

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 11,344       $ 130,026


  The accompanying notes are an integral part of these financial statements.


                            HOUSING PROGRAMS LIMITED
                      (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Housing Programs Limited (the "Partnership") annual report for the year ended December 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2002 and the results of operations and changes in cash flows for the three and six months then ended.

Organization

Housing Programs Limited (the "Partnership"), formed under the California Uniform Limited Partnership Act, was organized on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Managing General Partner"), Coast Housing Investment Associates (CHIA), a limited partnership, and Housing Programs Corporation II.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. NAPICO is the managing general partner of the Partnership. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 12,368 for the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash money market mutual funds. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund. Such cash and cash equivalents are uninsured.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2002,  the  Partnership  holds limited  partnership  interests in seven limited partnerships, after selling its interest in one limited partnership in January 2001. As of June 30, 2002, the seven limited partnerships owned residential low income rental projects consisting of 1,153 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the local limited partnerships.

Equity in losses of local limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions from the limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

The Partnership has no carrying value in investment in limited partnerships as of June 30, 2002.

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2002 and 2001 for the limited partnerships in which the Partnership has investments:

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 1,885,000     $ 1,892,000     $ 3,770,000     $ 3,784,000

Expenses
  Depreciation                374,000         362,000         748,000         724,000
  Interest                    242,000         242,000         484,000         484,000
  Operating                 1,402,000       1,339,000       2,804,000       2,678,000

                            2,018,000       1,943,000       4,036,000       3,886,000

Net loss                   $ (133,000)     $ (51,000)     $ (266,000)     $ (102,000)

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

During the six months ended June 30, 2001, the Partnership sold its interest in one limited partnership for net proceeds of $65,000. The Partnership recognized a gain from the sale equal to the net proceeds received because it had no investment balance related to this partnership.

NOTE 3 - NOTES PAYABLE

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent. The notes matured in December 1999. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable aggregating $11,705,664 as of June 30, 2002 became payable prior to June 30, 2002. The Partnership has not made any payments and is in default under the terms of the notes. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the two investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

Management is attempting to negotiate extensions of the maturity dates on the notes payable.

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the general partners for an annual management fee equal to 0.5 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective limited partnerships. For the six months ended June 30, 2002 and 2001, $99,594 and $100,599, respectively, has been expensed. The unpaid balance at June 30, 2002 is $1,157,591.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $9,426 and $10,997 for the six months ended June 30, 2002 and 2001, respectively, and is included in general and administrative expenses.

As of June 30, 2002, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, are not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 5 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

The holder of a purchase money promissory note issued by Cloverleaf limited partnership, one of the Partnership's investments, in the amount of $845,000 plus accrued interest payable of $1,130,000 as of June 30, 2002, filed a foreclosure action against the Cloverleaf limited partnership. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this Local Partnership.

The holders of three cash flow notes issued by Oshtemo Limited Dividend Housing Association, one of the Partnership's investments, with an aggregate principal balance of $3,825,000 have filed a suit to reduce the notes to judgment and foreclose on the Partnership's interest in this limited partnership. Settlement discussions have begun; however, there is no guarantee that a settlement will be reached. The Partnership has no investment balance related to this limited partnership.

NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in investee limited partnerships, which account for the Partnership's primary source of revenues, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes and related accrued interest payable. It is impracticable to estimate the fair value of the amounts due to affiliates due to their related party nature. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income on money market accounts and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

Results of Operations

Partnership revenues consist primarily of interest income earned on investment of funds. The Partnership also receives distributions from the lower-tier limited partnerships in which it has invested.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Except for investing cash in money market funds, the Partnership's investments consist entirely of interests in other limited partnerships owning government-assisted housing projects. Available cash not invested in local limited partnerships is invested in these money market funds to provide interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $99,594 and $100,599 for the six months ended June 30, 2002 and 2001, respectively.

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent. The notes matured in December 1999. These obligations and the related interest are collateralized by the Partnership's investment in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable aggregating $11,705,664 as of June 30, 2002 became payable prior to June 30, 2002. The Partnership has not made any payments and is in default under the terms of the notes. Due to the Partnership's lack of cash and partners' deficiency, there is substantial doubt about its ability to make these payments, which would result in the possible foreclosure of the two investments in the local limited partnerships. As a result, there is substantial doubt about the Partnership's ability to continue as a going concern.

Management is attempting to negotiate extensions of the maturity dates on the notes payable.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the periods presented. Legal and accounting fees were $35,942 and $45,289 for the six months ended June 30, 2002 and 2001, respectively. General and administrative expenses were $20,529 and $29,458 for the periods ended June 30, 2002 and 2001, respectively.

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

During the six months ended June 30, 2001, the Partnership sold its interest in one limited partnership for net proceeds of $65,000. The Partnership recognized a gain from the sale equal to the net proceeds received because it had no investment balance related to this partnership.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

The holder of a purchase money promissory note issued by Cloverleaf Limited Partnership, one of the Partnership's investments, in the amount of $845,000 plus accrued interest payable of $1,130,000 as of June 30, 2002, filed a foreclosure action against the Cloverleaf limited partnership. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this Local Partnership.

The holders of three cash flow notes issued by Oshtemo Limited Dividend Housing Association, one of the Partnership's investments, with an aggregate principal balance of $3,825,000 have filed a suit to reduce the notes to judgment and foreclose on the Partnership's interest in this limited partnership. Settlement discussions have begun; however, there is no guarantee that a settlement will be reached. The Partnership has no investment balance related to this limited partnership.

As of June 30, 2002, NAPICO was a plaintiff or defendant in various lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3, Restated Certificate and Agreement of Limited Partnership dated May 15, 1984 filed with the Securities and Exchange Commission Form S-11 No. 2-92352, which is hereby incorporated by reference.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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


                                    HOUSING PROGRAMS LIMITED
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/Charles H. Boxenbaum
                                          Charles H. Boxenbaum
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Chief Financial Officer


                                    Date: August 19, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Housing Programs Ltd. (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles H. Boxenbaum, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Charles H. Boxenbaum
                                    Name:  Charles H. Boxenbaum
                                    Date:  August 19, 2002


                                    /s/  Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 19, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.