Form 10QSB
period 2002-09-30
HOUSING PROGRAMS LTD
filed 2002-11-19
CIK 750304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X*] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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


* While this Form 10-QSB has been filed on the specified due date, it does not contain the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission thus will not consider this Form 10-QSB to be timely filed.

                                Explanatory Note

The Partnership is in the process of verifying that the equity method of accounting has been properly applied for its investments in limited partnerships. Once the Partnership has completed its review, Ernst & Young LLP will complete its review of the interim financial statements for the period ended September 30, 2002. As a result, this quarterly report includes financial statements that have not been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. Once the Partnership and Ernst & Young LLP have completed their review related to this issue, the Partnership expects that Ernst & Young LLP will complete the quarterly review required by Rule 10-01(d) of Regulation S-X.

As a result of the fact that Ernst & Young LLP has not completed its review of the interim financial statements as of and for the three months ended September 30, 2002, this Form 10-QSB is not accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended. The Partnership expects that these certifications will be filed by amendment to this Form 10-QSB upon completion of Ernst & Young LLP's review.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet
                    September 30, 2002                                         1

                  Statements of Operations
                    Three and Nine Months Ended September 30, 2002 and 2001    2

                  Statement of Partners' Deficiency
                    Nine Months Ended September 30, 2002                       3

                  Statements of Cash Flows
                    Nine Months Ended September 30, 2002 and 2001              4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION                                                   11

      ITEM 3.     CONTROLS AND PROCEDURES                                     13

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           14

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            15

      SIGNATURES                                                              16

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                             ASSETS

Investments in limited partnerships (Note 3)                             $ --
Receivable from limited partnership                                         3,633
Cash and cash equivalents                                                     975

            Total assets                                                $ 4,608

              LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Notes payable (Note 1)                                             $ 4,600,000
   Accrued fees due to affiliates (Note 4)                              1,212,203
   Accrued interest payable (Note 1)                                    7,215,813
   Accounts payable                                                       176,514
   Advances due to affiliates                                              45,935

                                                                       13,250,465
Commitments and Contingencies (Notes 4 and 5)

Partners' deficiency:
   General partners                                                      (383,207)
   Limited partners                                                   (12,862,650)

                                                                      (13,245,857)

            Total liabilities and partners' deficiency                  $ 4,608

         The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001

interest income                              $ 2,351       $ 1,288       $ 2,452        $ 7,315

operating Expenses:
  Management fees - partners (Note 4)          49,797        49,797       149,391        150,396
  General and administrative (Note 4)          17,634        27,758        38,163         57,216
  Legal and accounting                          8,717        18,906        44,659         64,195
  Interest                                    110,149       109,250       326,952        327,750
        Total operating expenses              186,297       205,711       559,165        599,557

Loss from Partnership operations             (183,946)     (204,423)     (556,713)      (592,242)
Equity in loss of limited partnerships
  (Note 3)                                         --            --       (30,462)       (96,589)
Gain on sale of limited partnership
  interest (Note 3)                                --            --            --         65,000
Distributions from limited partnerships
  recognized as income (Note 3)                    --            --        11,343         11,201

Net loss                                    $(183,946)    $(204,423)    $(575,832)     $(612,630)

Net loss to general partners (1%)           $ (1,839)     $ (2,044)      $ (5,758)     $ (6,126)
Net loss to limited partners (99%)           (182,107)     (202,379)     (570,074)      (606,504)

                                            $(183,946)    $(204,423)    $(575,832)     $(612,630)
Net loss per limited partnership
  interest (Note 2)                           $ (15)        $ (16)        $ (46)         $ (49)

         The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                        STATEMENT OF PARTNERS' DEFICIENCY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                        12,368

Partners' deficiency,
  January 1, 2002                     $ (377,449)      $(12,292,576)    $(12,670,025)

Net loss for the nine months
  ended September 30, 2002                (5,758)          (570,074)        (575,832)

Partners' deficiency,
  September 30, 2002                  $ (383,207)      $(12,862,650)    $(13,245,857)


         The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (Unaudited)


                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(575,832)      $(612,630)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Gain on sale of limited partnership interest                         --         (65,000)
     Equity in loss of limited partnerships                           30,462          96,589
     Decrease in due from escrow                                          --          15,000
     Increase (decrease) in:
      Accrued interest payable                                       326,952         327,750
      Accounts payable and accrued expenses                           35,311          19,974
      Accrued fees due to partners                                   163,632         (80,487)
         Net cash used in operating activities                       (19,475)       (298,804)

Cash flows from investing activities:
  Proceeds from sale of partnership interests                             --          65,000
  Advances to properties                                              (3,633)        (96,589)
  Capital contributions                                              (30,462)             --
         Net cash used in investing activities                       (34,095)        (31,589)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Operating advances from affiliates                                  45,935              --

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (7,635)       (330,393)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         8,610         372,546

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 975          $ 42,153


         The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 1 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming Housing Programs Limited (the "Partnership") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partner's deficiency. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured in December 1999.

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent. The notes matured in December 1999. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships and are payable only out of cash distributions from the local limited partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating $11,815,813 as of September 30, 2002, became payable prior to September 30, 2002. The Partnership has not made any payments and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's annual report for the year ended December 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2002 and the results of operations and changes in cash flows for the three and nine months then ended.

Organization

The Partnership was organized under the California Uniform Limited Partnership Act on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships that own or lease and operate federal, state or local government-assisted housing projects. These other limited partnerships are referred to as "local limited partnerships". The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), Coast Housing Investment Associates (CHIA), a limited partnership, and Housing Programs Corporation II.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. NAPICO is the corporate general partner of the Partnership.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market mutual funds. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund. Such cash and cash equivalents are uninsured.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying value of the assets, the Partnership recognizes an impairment loss.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2002, the Partnership holds limited partnership interests in seven local limited partnerships, after selling its interest in one local limited partnership in January 2001. As of September 30, 2002, the seven local limited partnerships owned residential low income rental projects consisting of 1,153 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses of the local limited partnerships.

Equity in losses of local limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions from the local limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions are recognized as income.

The Partnership has no carrying value in investment in limited partnerships as of September 30, 2002.

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2002 and 2001 for the local limited partnerships in which the Partnership has investments:


                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 1,885,000     $ 1,892,000     $ 5,655,000     $ 5,676,000

Expenses
  Depreciation                374,000         362,000       1,122,000       1,086,000
  Interest                    242,000         242,000         726,000         726,000
  Operating                 1,402,000       1,339,000       4,206,000       4,017,000

                            2,018,000       1,943,000       6,054,000       5,829,000

Net loss                   $ (133,000)     $ (51,000)     $ (399,000)     $ (153,000)

NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the local limited partnerships included above. During the nine months ended September 30, 2002 and 2001, affiliates of the Corporate General Partner were paid approximately $40,000 and $30,000, respectively, for providing property management services.

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

During the nine months ended September 30, 2001, the Partnership sold its interest in one local limited partnership for net proceeds of $65,000. The Partnership recognized a gain from the sale equal to the net proceeds received because it had no investment balance related to this partnership.

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the original invested assets of the local limited partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective local limited partnerships. For the nine months ended September 30, 2002 and 2001, $149,391 and $150,396, respectively, has been expensed. The unpaid balance at September 30, 2002 is $1,197,962.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $14,241 and $15,710 for the nine months ended September 30, 2002 and 2001, respectively, and is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. During the nine months ended September 30, 2002, the Corporate General Partner advanced $45,935 for such purposes.

As of September 30, 2002, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, are not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 5 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

The holder of a purchase money promissory note, in the amount of $845,000 plus accrued interest payable of $1,130,000 as of September 30, 2002, issued by Cloverleaf limited partnership, one of the Partnership's investments, filed a foreclosure action against the Cloverleaf limited partnership on September 12, 2001. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this local limited partnership.

The holders of three cash flow notes, with an aggregate principal balance of $3,825,000, issued by Oshtemo Limited Dividend Housing Association, one of the Partnership's investments, filed a suit on June 18, 2002 to reduce the notes to judgment and foreclose on the Partnership's interest in this local limited partnership. As of September 30, 2002, the parties had reached a settlement which requires the local limited partnership to refinance the property by March 31, 2003. The proceeds from the refinancing will be used to settle the outstanding notes. The suit has been stayed until March 31, 2003, pending consummation of the settlement. The Partnership has no investment balance related to this local limited partnership.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income on money market accounts and distributions from local limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

The accompanying unaudited financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partner's deficiency. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured in December 1999.

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent. The notes matured in December 1999. These obligations and the related interest are collaterized by the Partnership's investment in the local limited partnerships and are payable only out of cash distributions from the local limited partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

All notes payable and related accrued interest payable, aggregating $11,815,813 as of September 30, 2002, became payable prior to September 30, 2002. The Partnership has not made any payments and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Results of Operations

Partnership revenues consist primarily of interest income earned on investment of funds. The Partnership also receives distributions from the local limited partnerships in which it has invested.

Distributions received from the local limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Except for investing cash in money market funds, the Partnership's investments consist entirely of interests in other local limited partnerships owning government-assisted housing projects. Available cash not invested in local limited partnerships is invested in these money market funds to provide interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $149,391 and $150,396 for the nine months ended September 30, 2002 and 2001, respectively.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. During the nine months ended September 30, 2002, the Corporate General Partner advanced $45,935 for such purposes.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the periods presented. Legal and accounting fees were $44,659 and $64,195 for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses were $38,163 and $57,216 for the periods ended September 30, 2002 and 2001, respectively.

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

During the nine months ended September 30, 2001, the Partnership sold its interest in one local limited partnership for net proceeds of $65,000. The Partnership recognized a gain from the sale equal to the net proceeds received because it had no investment balance related to this partnership.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. However, depending on the outcome of the review currently being undertaken by the Partnership as to the propriety of the application of the equity method of accounting with respect to the Partnership's investments in limited partnerships, changes to the Partnership's internal controls may be warranted.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

The holder of a purchase money promissory note, in the amount of $845,000 plus accrued interest payable of $1,130,000 as of September 30, 2002, issued by Cloverleaf limited partnership, one of the Partnership's investments, filed a foreclosure action against the Cloverleaf limited partnership on September 12, 2001. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this local limited partnership.

The holders of three cash flow notes, with an aggregate principal balance of $3,825,000, issued by Oshtemo Limited Dividend Housing Association, one of the Partnership's investments, filed a suit on June 18, 2002 to reduce the notes to judgment and foreclose on the Partnership's interest in this local limited partnership. As of September 30, 2002, the parties had reached a settlement which requires the local limited partnership to refinance the property by March 31, 2003. The proceeds from the refinancing will be used to settle the outstanding notes. The suit has been stayed until March 31, 2003, pending consummation of the settlement. The Partnership has no investment balance related to this local limited partnership.

As of September 30, 2002, NAPICO was a plaintiff or defendant in various lawsuits. None of these suits are related to the Partnership. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3, Restated Certificate and Agreement of Limited Partnership dated May 15, 1984 filed with the Securities and Exchange Commission Form S-11 No. 2-92352, which is hereby incorporated by reference.

            b) Reports on Form 8-K:

                  Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, disclosing the dismissal of Deloitte & Touche LLP as the Partnership's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.

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


                                    HOUSING PROGRAMS LIMITED
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                     By:  /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                     Date: November 19, 2002