Form 10KSB
period 2002-12-31
HOUSING PROGRAMS LTD
filed 2003-05-05
CIK 750304

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934


                    For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-13808

                            HOUSING PROGRAMS LIMITED
                 (Name of small business issuer in its charter)

         California                                              95-3906167
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                    Issuer's telephone number (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                        12,368 Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

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

                                     PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

Housing Programs Limited ("HPL" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 15, 1984. On September 12, 1984, the Partnership offered 3,000 units consisting of 6,184 Limited Partnership Interests and warrants to purchase a maximum of 6,184 Additional Limited Partnership Interests through a public offering. The Partnership shall be dissolved only upon the expiration of 50 complete calendar years (December 31, 2034) from the date of the formation of the Partnership or upon the occurrence of various other events as described in the terms of the Partnership agreement.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), Housing Programs Corporation II and National Partnership Investment Associates ("NPIA I") (collectively, the "General Partners"). The business of the Partnership is conducted primarily by its General Partners as Housing Programs Limited has no employees of its own. The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. NAPICO is the corporate general partner of the Partnership.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. As a result of this transaction, the Corporate General Partner became a subsidiary of AIMCO, a publicly traded real estate investment trust.

The Partnership holds limited partnership interests in 7 local limited partnerships (the "Local Limited Partnerships") as of December 31, 2002, after surrendering its interest in one local limited partnership in 2001. As of December 31, 2002, an affiliate of NAPICO holds a general partnership interest in 2 of the local limited partnerships. The remaining local partnerships' general partners are unaffiliated with the Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

The Partnership became the limited partner in the Local Limited Partnerships pursuant to arm's-length negotiations with the Local Limited Partnerships' general partners who are often the original project developers. In certain other cases, the Partnership invested in newly formed Local Limited Partnerships which, in turn, acquired the projects. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment. The general partner of the Local Limited Partnership retains responsibility for maintaining, operating and managing the project. Under certain circumstances, the Partnership has the right to replace the general partner of the Local Limited Partnerships.

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

Laws benefiting disabled persons may result in the Local Limited Partnerships' incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These  and  other  Federal,  state  and  local  laws  may  require modifications to the Local Limited Partnerships' properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnerships' properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

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

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner.

During 2002, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 2002, of the projects owned by the Local Limited Partnerships in which the Partnership has invested.

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 2002

                                 Financed       Units
                                  Insured     Authorized
                                    And        For Rental    Percentage of Percentage of
                       No. of   Subsidized  Assistance Under  Total Units   Total Units
Name and Location      Units       Under     Section 8 (B)     Occupied      Occupied
                                                                 2002          2001

Cape LaCroix             125        --             --             99%           97%
  Cape Girardeau, MO

Cloverdale               100        (A)           100             96%           94%
  Crawfordsville, IN

Cloverleaf                94        (B)            94             99%           99%
  Indianapolis, IN

Evergreen Apts           330        --            330             98%           95%
  Oshtemo, MI

Jenny Lind Hall           78        (B)            78             97%           94%
  Springfield, MO

Lancaster Heights        198        --             --             97%           99%
  Normal, IL

Plaza Village            228        (A)           228             96%           96%
  Woonsocket, RI

     TOTAL             1,153                      830             97%           96%


(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2002.

                                          HPL          Original Cost
                                      Percentage       of Ownership       Mortgage
           Partnership                 Interest          Interests          Notes
                                                      (in thousands)   (in thousands)
Cape LaCroix                              99%            $  562            $ 1,085
Cloverdale                                99%               456                769
Cloverleaf                                99%               422                717
Evergreen Apartments                      99%               967              7,521
Jenny Lind Hall                           99%             2,675                633
Lancaster Heights                         99%               556              1,674
Plaza Village                             99%             1,338              2,768

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the properties from market competition.

ITEM 2.     PROPERTIES

See Item 1 for the real estate owned by the partnership through the ownership of limited partnership interest in Local Limited Partnerships.

ITEM 3.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Limited Associates VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment and NAPICO cannot predict what actions plaintiffs may attempt to take to satisfy the judgment. While the case is expected to be appealed, the matter is the responsibility of the former shareholders of Casden Properties, Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties, Inc., which acquisition was completed in March 2002.

The holder of a purchase money promissory note issued by Cloverleaf limited partnership, one of the Partnership's investments, in the amount of $845,000 plus accrued interest payable of $1,177,000 as of December 31, 2002, filed a foreclosure action against the Cloverleaf limited partnership. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this Local Limited Partnership.

The holders of three cash flow notes, with an aggregate principal balance of $3,825,000, issued by Oshtemo Limited Dividend Housing Association, one of the Partnership's investments, filed a suit on June 18, 2002 to reduce the notes to judgment and foreclosure on the Partnership's interest in this Local Limited Partnership. As of December 31, 2002, the parties had reached a settlement which requires the Local Limited Partnership to refinance the property by May 31, 2003. The proceeds from the refinancing will be used to settle the outstanding notes. The suit has been stayed until May 31, 2003, pending consummation of the settlement. The Partnership has no investment balance related to this Local Limited Partnership.

NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interest; therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. Currently, there are 2,555 registered holders of Limited Partnership Interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or dispositions of its investments in limited partnerships.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity

The Properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by those government assistance programs.

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficit. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action. In addition, the Partnership is in default on notes payable and related accrued interest payable that matured in December 1999.

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent. Total outstanding accrued interest at December 31, 2002 is approximately $7,325,000. The notes matured in December 1999. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships and are payable only out of cash distributions from the local limited partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not made any payments and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in these Local Limited Partnerships to foreclosure. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Four of the Local Limited Partnerships have outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a fifth Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at December 31, 2002.

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

As of December 31, 2002, and 2001, the Partnership has cash and cash equivalents of approximately $5,000 and $9,000, respectively. The Partnership earned approximately $2,000 and $7,000 in interest income for the years ended December 31, 2002 and 2001, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The Partnership intends to continue investing available funds in this manner.

Cash and cash equivalents decreased approximately $4,000 for the year ended December 31, 2002 from the Partnership's previous year end due to approximately $75,000 and $30,000 of cash used in operating and investing activities, respectively, offset by approximately $101,000 of cash provided by financing activities. Cash used in investing activities consisted of advances to the Local Limited Partnerships. Cash provided by financing activities consisted of advances received from affiliates of the Corporate General Partner to fund operations of the Partnership and to fund advances to the Local Limited Partnerships.

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

At December 31, 2002, the Partnership has investments in 7 Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the years ended December 31, 2002 and 2001, the Partnership recognized equity in loss of approximately $30,000 and $101,000, respectively, from Local Limited Partnerships. The losses were the result of advances made to the Local Limited Partnerships. Management believes that collection is doubtful and thus recognized this as an expense in the period the advances were made. During each of the years ended December 31, 2002 and 2001, the Partnership received approximately $11,000 in distributions from Local Limited Partnerships that were recognized as income in the statements of operations since the Partnership's investment balances have been reduced to zero.

A recurring partnership expense is the annual management fee. The fee is payable to the General Partners of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets. The management fee is paid to the General Partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $199,000 and $200,000 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the fees and expenses due the General Partners exceeded the Partnership's cash. The General Partners, during the forthcoming year, are not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

The Partnership is obligated on non-recourse notes payable of $4,600,000 which bear interest at 9.5 percent per annum and matured on December 31,1999. Unpaid interest is due at maturity of the notes. Interest expense was approximately $436,000 and $437,000 for 2002 and 2001, respectively.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $70,000 and $108,000 for the years ended December 31, 2002 and 2001, respectively. General and administrative expenses were approximately $44,000 and $76,000 for the years ended December 31, 2002 and 2001, respectively. General and administrative expenses decreased due to decreases in partnership administration costs and investor service fees. Legal and accounting decreased due to a decrease in tax related expenses. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $19,000 and $20,000 for the years ended December 31, 2002 and 2001, respectively.

Total revenue for the Local Limited Partnerships were approximately $7,247,000 and $7,113,000 for the years ended December 31, 2002 and 2001, respectively.

Total expenses for the Local Limited Partnerships were approximately $7,805,000 and $7,535,000 for the years ended December 31, 2002 and 2001, respectively.

The total net loss for the Local Limited Partnerships for 2002 and 2001 aggregated approximately $558,000 and $530,000, respectively. The losses allocated to the Partnership were approximately $552,000 and $525,000 for 2002 and 2001, respectively. The losses allocated to the Partnership were not recognized as the investments in the Local Limited Partnerships have been reduced to zero. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $9,177,000 as of December 31, 2002.

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

During the year ended December 31, 2001, the Partnership surrendered and sold its interest in Walnut Towers for net proceeds of approximately $65,000. The Partnership recognized a gain of approximately $65,000 in 2001 from the sale because it had no investment balance related to this partnership.

The Partnership, as a Limited Partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 2 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Method of Accounting for Investment in Local Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

ITEM 7.     FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors as of and for the year ended December 31, 2002

Report of Deloitte & Touche, LLP, Independent Auditors for the year ended December 31, 2001

Balance Sheet - December 31, 2002.

Statements of Operations - Years ended December 31, 2002 and 2001.

Statements of Partners' Deficit - Years ended December 31, 2002 and 2001.

Statements of Cash Flows - Years ended December 31, 2002 and 2001.

Notes to financial statements.

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Housing Programs Limited

We have audited the accompanying balance sheet of Housing Programs Limited as of December 31, 2002, and the related statements of operations, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investee information for these limited partnerships is included in Note 3 and Note 6. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and suffers from inadequate liquidity. In addition, notes payable and related accrued interest totaling approximately $11,925,000 are in default due to non-payment upon maturity. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                             /s/Ernst & Young LLP


Greenville, South Carolina
April 29, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Housing Programs Limited
(A California limited partnership)

We have audited the accompanying statements of operations, partners' deficit and cash flows of Housing Programs Limited (a California limited partnership) for the year ended December 31, 2001. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. These limited partnerships represent the investee information in Note 3 to the financial statements. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, results of operations and cash flows of Housing Programs Limited for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership's recurring losses from operations, partners' deficit and past due notes and related accrued interest payable of $11,488,861 raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 22, 2002

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2002



                             ASSETS

Investments in local limited partnerships                               $    --
Cash and cash equivalents                                                     5

            Total assets                                                $     5

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Notes payable in default (Note 1)                                    $ 4,600
   Accrued interest payable in default (Note 1)                           7,325
   Accrued fees due to affiliates (Note 4)                                1,267
   Accounts payable                                                         148
   Advances due to affiliates (Note 4)                                      101

                                                                         13,441
Commitments and Contingencies

Partners' deficit:
   General partners                                                        (385)
   Limited partners                                                     (13,051)

                                                                        (13,436)

            Total liabilities and partners' deficit                     $     5


          The accompanying notes are an integral part of these statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended
                                                            December 31,
                                                     2002               2001

interest income                                       $   2                $ 7

operating Expenses:
  Management fees - partners (Note 4)                   199                 200
  General and administrative (Note 4)                    44                  76
  Legal and accounting                                   70                 108
  Interest                                              436                 437
        Total operating expenses                        749                 821

Loss from Partnership operations                       (747)              (814)
Equity in loss of limited partnerships
  (Note 3)                                              (30)              (101)
Gain on sale of limited partnership
  interest (Note 3)                                      --                  65
Distributions from limited partnerships
  recognized as income (Note 3)                          11                  11

Net loss                                             $ (766)           $ (839)

Net loss to general partners (1%)                    $ (8)              $ (9)
Net loss to limited partners (99%)                     (758)              (830)

                                                    $ (766)            $ (839)
Net loss per limited partnership
  interest (Note 2)                                $ (61.29)          $ (67.14)


          The accompanying notes are an integral part of these statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)


                                                     General        Limited
                                                    Partners        Partners        Total

DEFICIT, December 31, 2000                           $(369)        $(11,462)      $(11,831)

Net loss, 2001                                          (8)            (831)          (839)

DEFICIT, December 31, 2001                            (377)         (12,293)       (12,670)

Net loss, 2002                                          (8)            (758)          (766)

DEFICIT, December 31, 2002                           $(385)        $(13,051)      $(13,436)

          The accompanying notes are an integral part of these statements.


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    Years Ended December 31,
                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (766)           $ (839)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Gain on sale of limited partnership interest                      --               (65)
     Equity in loss of limited partnerships                            30               101
     Decrease in due from escrow                                       --                15
     Increase (decrease) in:
      Accrued interest payable                                        436               437
      Accounts payable and accrued expenses                             7                71
      Accrued fees due to affiliates                                  218               (48)
         Net cash used in operating activities                        (75)             (328)

Cash flows from investing activities:
  Proceeds from sale of partnership interests                          --                65
  Advances to limited partnerships                                    (30)             (101)
         Net cash used in investing activities                        (30)              (36)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Operating advances from affiliates                                  101                --

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (4)             (364)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            9               373

CASH AND CASH EQUIVALENTS, END OF YEAR                            $     5             $ 9


          The accompanying notes are an integral part of these statements.


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1. - GOING CONCERN

The accompanying financial statements have been prepared assuming Housing Programs Limited ("HPL" or the "Partnership") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficit. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action. Management is in discussions with the Corporate General Partner to fund the current shortfall.

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5%. Total outstanding accrued interest at December 31, 2002 is approximately $7,325,000. The notes matured in 1999. These obligations and related interest are collateralized by the Partnership's investment in the local limited partnership, as defined in the notes. Unpaid interest was due at maturity of the notes. Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

The Partnership has not made any payments and is in default under the terms of the notes. Management is attempting to negotiated extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in these limited partnerships to foreclosure.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

2.    Summary of Significant Accounting Policies

Organization

The Partnership was organized under the California Uniform Limited Partnership Act on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), Coast Housing Investment Associates (CHIA), a limited partnership, and Housing Programs Corporation II (collectively, the "General Partners").

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. NAPICO is the corporate general partner of the Partnership.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with AIMCO and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. As a result of this transaction, the Corporate General Partner became a subsidiary of AIMCO, a publicly traded real estate investment trust.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Method of Accounting for Investments in Limited Partnerships

The investments in Local Limited Partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized to the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 12,368 for both years presented.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $5,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2002 and 2001, as all investments have been reduced to zero.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the Corporate General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

3. Investments in and Advances to Limited Partnerships

The Partnership holds limited partnership interests in 7 Local Limited Partnerships as of December 31, 2002 and 2001. The Local Limited Partnerships own residential low income rental projects consisting of 1,153 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of December 31, 2002.

The difference between the investment per the accompanying balance sheet at December 31, 2002, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Four of the Local Limited Partnerships have outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a fifth Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at December 31, 2002.

Selected financial information from the combined financial statements of the Local Limited Partnerships follows:

        Condensed Combined Balance Sheet of the Local Limited Partnerships
                                 (in thousands)


                                                      December 31, 2002
Assets
  Land                                                   $  1,611
  Building and improvements, net of accumulated
   depreciation of approximately $23,162                   13,591
  Other assets                                             14,957
Total Assets                                             $ 30,159

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                                 $ 15,167
  Notes payable                                            10,051
  Accrued interest on notes payable                         4,724
  Other liabilities                                         1,353
                                                           31,295

Partners' deficit
  General partners                                       $    (93)
  Limited partners                                         (1,043)
                                                           (1,136)
Total liabilities and Partners' Deficit                  $ 30,159

    Condensed Combined Results of Operations of the Local Limited Partnerships
                                 (in thousands)

                                                       Years ended December 31,
                                                         2002            2001

Rental income                                          $ 6,321         $ 5,751
Other income                                               926           1,334
Gain on sale of rental property                             --              28

  Total revenues                                         7,247           7,113

Expenses:
Operating expenses                                       4,674           4,606
Financial expenses                                         688             721
Interest on notes payable                                  978             812
Depreciation                                             1,465           1,399

  Total expenses                                         7,805           7,538

Loss on discontinued operations                             --            (105)

Net loss                                               $  (558)        $  (530)

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

During the year ended December 31, 2001, the Partnership sold its interest in Walnut Towers for net proceeds of $65,000. The Partnership recognized a gain from the sale equal to the net proceeds received because it had no investment balance related to this partnership.

An affiliate of NAPICO is the general partner in two of the Local Limited Partnerships at December 31, 2002. Another affiliate served as the property manager for these two Local Limited Partnerships' properties, receiving property management fees of approximately $77,000 and $81,000 for 2002 and 2001, respectively.

4.    Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the general partners for an annual asset management fee equal to 0.5% of the original remaining invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. For the years ended December 31, 2002 and 2001, approximately $199,000 and $200,000, respectively, has been expensed. The unpaid balance at December 31, 2002 is approximately $1,248,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $19,000 and $20,000 for the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses. The unpaid balance at December 31, 2002 is approximately $19,000.

The Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. During the year ended December 31, 2002, the Corporate General Partner advanced approximately $101,000 for such purposes.

As of December 31, 2002, the fees and expenses due to the General Partners exceeded the Partnership's cash. The General Partners, during the forthcoming year, are not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

In June 2002, an affiliate of the Corporate General Partner purchased the purchase money notes on Lancaster Heights from the original noteholders.

5.    Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2002            2001
                                                        (in thousands)

Net loss per financial statements                 $  (766)        $  (839)

Other                                                 636             341
Partnership's share of Local Limited
 Partnership                                          961           1,567
Gain on foreclosure of Partnership
   Interest                                            --           1,915
Income per tax return                             $   831         $ 2,984

Income per limited partnership interest           $ 66.93         $240.45

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                   December 31, 2002
                                                     (in thousands)

      Net deficiency as reported                       $(13,436)
      Add (deduct):
       Investment in Partnerships                       (13,004)
       Other                                             10,955
      Net deficiency - federal tax basis               $(15,485)


6. Real Estate and Accumulated Depreciation of Local Limited Partnerships in which HPL Has Invested

(1)   Schedule of Encumbrances (in thousands):

                                                           Notes
                                                         Payable and
                                          Mortgage         Accrued
Partnership Name                           Notes          Interest        Total

Cape LaCroix                             $  1,085        $  2,473      $  3,558
Cloverdale                                    769           2,306         3,075
Cloverleaf                                    717           2,026         2,744
Evergreen Apts.                             7,521              --         7,521
Jenny Lind Hall                               633           3,541         4,174
Lancaster Heights                           1,674           4,429         6,103
Plaza Village                               2,768              --         2,768
Total                                    $ 15,167        $ 14,775      $ 29,943


(2) Schedule of Investment Properties (in thousands):


                                         Buildings
                                           And
                                         Related
                                         Personal            Accumulated     Year of
    Description     Encumbrances  Land   Property   Total    Depreciation  Construction

Cape LaCroix        $ 1,085      $ 169   $ 2,485   $ 2,654   $ (1,565)        1972
Cloverdale              769        100     2,051     2,151     (1,285)        1972
Cloverleaf              717        123     1,927     2,050     (1,215)        1972
Evergreen Apts.       7,521        617    16,683    17,300     (9,423)        1978
Jenny Lind Hall         633         32       941       973       (281)        1977
Lancaster Heights     1,674        200     5,467     5,667     (2,962)        1972
Plaza Village         2,768        370     7,199     7,569     (6,431)        1975
Total               $15,167      $1,611  $36,753   $38,364   $(23,162)

(3) Reconciliation of real estate and accumulated depreciation:

                                                 Years Ended December 31,
                                                   2002           2001
Real estate:                                          (in thousands)
Balance at beginning of year                     $ 38,033       $ 39,899
Improvements during the year                          397          1,276
Disposals of rental properties                        (66)        (3,142)
Balance at end of year                           $ 38,364       $ 38,033

                                                 Years Ended December 31,
                                                   2002           2001
Accumulated depreciation:                             (in thousands)
Balance at beginning of year                     $ 21,725       $ 22,018
Depreciation expense for the year                   1,465          1,494
Disposals of rental properties                        (28)        (1,787)
Balance at end of year                           $ 23,162       $ 21,725

7.    Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Limited Associates VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment and NAPICO cannot predict what actions plaintiffs may attempt to take to satisfy the judgment. While the case is expected to be appealed, the matter is the responsibility of the former shareholders of Casden Properties, Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties, Inc., which acquisition was completed in March 2002.

The holder of a purchase money promissory note issued by Cloverleaf limited partnership, one of the Partnership's investments, in the amount of $845,000 plus accrued interest payable of $1,177,000 as of December 31, 2002, filed a foreclosure action against the Cloverleaf limited partnership. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this Local Limited Partnership.

The holders of three cash flow notes, with an aggregate principal balance of $3,825,000, issued by Oshtemo Limited Dividend Housing Association, one of the Partnership's investments, filed a suit on June 18, 2002 to reduce the notes to judgment and foreclosure on the Partnership's interest in this Local Limited Partnership. As of December 31, 2002, the parties had reached a settlement which requires the Local Limited Partnership to refinance the property by May 31, 2003. The proceeds from the refinancing will be used to settle the outstanding notes. The suit has been stayed until May 31, 2003, pending consummation of the settlement. The Partnership has no investment balance related to this local limited partnership.

NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of NAPICO, the claims will not result in any material liability to the Partnership.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective  August 29,  2002,  the  Registrant  dismissed  its prior  Independent
Auditors, Deloitte & Touche LLP and retained as its new Independent Auditors, Ernst & Young LLP. Deloitte & Touche LLP's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. Except, however, the 2001 audit report was modified as to the uncertainty of the Partnership to continue as a going concern. The decision to change Independent Auditors was approved by the directors. During the calendar year ended 2001 and through August 29, 2002, there were no disagreements between the Registrant and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective August 29, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through August 29, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

                                    PART III.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Housing Programs Limited (the "Partnership" or the "Registrant") has no officers or directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and executive officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                       and Director
Michael J. Hornbrook            48    Executive Vice President and Chief
                                       Operating Officer
Jeffrey H. Sussman              37    Senior Vice President, General
                                       Counsel and Secretary
Brian H. Shuman                 40    Senior Vice President and Chief
                                       Financial Officer

Peter K. Kompaniez has been a Director of NAPICO since April 1, 2000. Mr. Kompaniez has been Vice Chairman of the Board of Directors of Apartment Investment and Management Company ("AIMCO") since July 1994 and was appointed President of AIMCO in July 1997.

David R. Robertson has been President, Chief Executive Officer and a Director of NAPICO since October 2002. Mr. Robertson is also Executive Vice President of AIMCO and is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties. Prior to joining AIMCO, Mr. Robertson was a member of the investment banking group at Smith Barney from 1991 to 1996, where he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994. From February 1996 until February 2002, when Mr. Robertson joined AIMCO, he was the Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Michael J. Hornbrook has been Executive Vice President of NAPICO since January 2002 and became Chief Operating Officer of NAPICO in April 2002. Mr. Hornbrook is also Senior Vice President of AIMCO and is responsible for tax credit placement activities and transactions involving properties in AIMCO's affordable housing portfolio located in the western United States. Prior to January 2002, Mr. Hornbrook was a partner in the law firm of McGuire Woods LLP in the firm's Chicago office and specialized in the area of real estate law with a particular focus on affordable housing and tax credits. Mr. Hornbrook was the Chairman of the firm's Affordable Housing Group.

Jeffrey H. Sussman is Senior Vice President, General Counsel and Secretary, having joined NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman is Senior Vice President and Chief Financial Officer, having joined NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments. From 1994 to 1996, Mr. Shuman was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns.

The executive officers and directors of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were annual audit of $28,000 and non-audit services (principally tax-related) of $28,000.

ITEM 10.    EXECUTIVE COMPENSATION:

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)   Security Ownership of Certain Beneficial Owners

      The General Partners own all of the outstanding general partnership interests of Housing Programs Limited. No person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b)   None of the  officers or directors of the  Corporate  General  Partner own
      directly  or  beneficially  any  limited  partnership   interests  in  the
      Partnership.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the general partners for an annual asset management fee equal to 0.5% of the original remaining invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. For the years ended December 31, 2002 and 2001, approximately $199,000 and $200,000, respectively, has been expensed. The unpaid balance at December 31, 2002 is approximately $1,248,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $19,000 and $20,000 for the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses. The unpaid balance at December 31, 2002 is approximately $19,000.

The Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. During the year ended December 31, 2002, the Corporate General Partner advanced approximately $101,000 for such purposes.

As of December 31, 2002, the fees and expenses due to the General Partners exceeded the Partnership's cash. The General Partners, during the forthcoming year, are not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

An affiliate of NAPICO is the general partner in two of the Local Limited Partnerships at December 31, 2002. Another affiliate served as the property manager for these two Local Limited Partnerships' properties, receiving property management fees of approximately $77,000 and $81,000 for 2002 and 2001, respectively.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

In June 2002, an affiliate of the Corporate General Partner purchased the purchase money notes on Lancaster Heights from the original noteholders.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K:

Exhibits


     Exhibit 16.1 Letter dated August 29, 2002, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated September 6, 2002.

     Exhibit 99.0 Certification of Chief Executive Officer and Chief Financial Officer

     Exhibit 99.1 Independent Auditors Report for Cape La Croix Apts., Ltd.

     Exhibit 99.2 Independent Auditors Report for Cloverdale Heights Apts., Ltd.

     Exhibit 99.3 Independent Auditors Report for Cloverleaf Apts., Ltd.

     Exhibit 99.4 Independent Auditors Report for Jenny Lind Hall Second Limited Partnership

     Exhibit 99.5 Independent Auditors Report for Lancaster Heights Associates

     Exhibit 99.6 Independent Auditors Report for Oshtemo Limited Dividend Housing Association

     Exhibit 99.7 Independent Auditors Report for Plaza Village Group

Reports on Form 8-K

No reports on Form 8K were filed during the quarter ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HOUSING PROGRAMS LIMITED
                               (a California Limited Partnership)

                               By: NATIONAL PARTNERSHIP INVESTMENTS CORP. Corporate General Partner


                                    By:   /s/Peter K. Kompaniez
                                          Peter K. Kompaniez
                                          Director

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President, Chief Executive Officer
                                          and Director

                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer

                                Date: May 5, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                      Date:  May 5, 2003
Peter K. Kompaniez



/s/David R. Robertson         President, Chief Executive    Date: May 5, 2003
David R. Robertson             Officer and Director



/s/Brian H. Shuman            Senior Vice President and     Date: May 5, 2003
Brian H. Shuman                Chief Financial Officer

                                  CERTIFICATION


I, David R. Robertson, certify that:

1. I have  reviewed  this  annual  report  on Form  10-KSB of  Housing  Programs
Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 5, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief Executive Officer  of
                                    National Partnership Investments Corp.,
                                    equivalent of the chief executive officer of
                                    the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:

1. I have  reviewed  this  annual  report  on Form  10-KSB of  Housing  Programs
Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 5, 2003

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

                             HOUSING PROGRAM LIMITED
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit


   16.1 Letter dated August 29, 2002, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated September 6, 2002.

   99.0     Certification of Chief Executive Officer and Chief Financial Officer

   99.1     Independent Auditors Report for Cape La Croix Apts., Ltd.

   99.2     Independent Auditors Report for Cloverdale Heights Apts., Ltd.

   99.3     Independent Auditors Report for Cloverleaf Apts., Ltd.

   99.4     Independent Auditors Report  for  Jenny  Lind  Hall  Second  Limited
            Partnership

   99.5     Independent Auditors Report for Lancaster Heights Associates

   99.6 Independent Auditors Report for Oshtemo Limited Dividend Housing Association

   99.7     Independent Auditors Report for Plaza Village Group

Exhibit 99.0


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Housing Programs Limited (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 5, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 5, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Independent Auditors' Report
To the Partners
Cape La Croix Apts., Ltd.

We have audited the accompanying balance sheets of Cape La Croix Apts., Ltd. (a Missouri limited partnership), FHA Project No. 085_44015_LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cape La Croix Apts., Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 3, the Partnership has a note payable which matured in December 2000. The Partnership's ability to repay or refinance this note is presently uncertain. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued reports dated March 12, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP


Los Angeles, California
March 12, 2003

Exhibit 99.2

Independent Auditors' Report
To the Partners
Cloverdale Heights Apts., Ltd.

We have audited the accompanying balance sheets of Cloverdale Heights Apts., Ltd. (an Indiana limited partnership), FHA Project No. 073_44131_LDP (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverdale Heights Apts., Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 3, the Partnership has a note payable which matured in December 2000. The Partnership's ability to repay or refinance this note is presently uncertain. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued reports dated March 8, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
March 8, 2003

Exhibit 99.3

Independent Auditors' Report
To the Partners
Cloverleaf Apts., Ltd.

We have audited the accompanying balance sheets of Cloverleaf Apts., Ltd. (an Indiana limited partnership), FHA Project No. 073-35092-PM (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverleaf Apts., Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 3, the Partnership has a note payable which matured in December 2000. The Partnership's ability to repay or refinance this note is presently uncertain. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued reports dated March 12, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP



Los Angeles, California
March 12, 2003

Exhibit 99.4

Independent Auditors' Report
To the Partners
Jenny Lind Hall Second Limited Partnership

We have  audited  the  accompanying  balance  sheets of Jenny  Lind Hall  Second
Limited Partnership (a California limited partnership), FHA Project No. 084_35307 (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jenny Lind Hall Second Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 3, the Partnership has two notes payable which matured in December 1999. The Partnership's ability to repay or refinance these notes is presently uncertain. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are discussed in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued reports dated February 18, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 15) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 18, 2003

Exhibit 99.5

Independent Auditors' Report
To the Partners
Lancaster Heights Associates

We have audited the accompanying balance sheets of Lancaster Heights Associates (an Illinois limited partnership), IHDA Project No. ML-7 (the "Partnership"), as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing Developments. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Heights Associates as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 3, the Partnership has a note payable which matured in December 2000. The Partnership's ability to repay this note is presently uncertain. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing Developments and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 6, 2003 on our consideration of the Partnership's internal control and reports dated February 6, 2003 on its compliance with laws and regulations, compliance with specific requirements applicable to major IHDA/HUD-assisted programs and compliance with specific requirements applicable to fair housing and nondiscrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying 2002 additional financial data (shown on pages 13 through 18) are presented for the purpose of additional analysis and are not a required part of the financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the 2002 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP

Los Angeles, California
February 6, 2003

Exhibit 99.6

       Independent Auditors Report

To the Partners
Oshtemo Limited Dividend Housing Association
4275 Five Oaks Drive
Lansing, Michigan 48911

We have audited the accompanying balance sheet of Oshtemo Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 544 as of December 31, 2002, and the related statements of profit and loss, changes in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States and Government Auditing Standards, issued by the Comptroller General of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis or our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oshtemo Limited Dividend Housing Association, MSHDA No. 544 as of December 31, 2002, and the results of its operations, the changes in its cumulative income and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States or America.

Our audit was conducted for the purpose of forming an opinion of the basic financial statements taken as a whole. The additional information of Oshtemo Limited Dividend Housing Association MSHDA No. 544 on pages 13 to 15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the basic financial statements taken as a whole.

The data on page 15, for the years 1983 through 2000 was not audited by us, and accordingly we do not express an opinion on such data. The data for the years 1990 through 2000 was audited by other auditors whose report, dated January 29, 2001, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole. The data for the years 1983 through 1989 was audited by other auditors who have ceased operations and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2003 on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.



                                              /s/ Follmer Rudzewicz, PLC


January 29, 2003

Exhibit 99.7


       Independent Auditors Report

The Partners
Plaza Village Group
(a Limited Partnership)
Woonsocket, Rhode Island

We have audited the accompanying balance sheet of Plaza Village Group (a Limited Partnership), Project No. 016-44076-LDT-SUP, as of December 31, 2002, and the related statements of loss, partners' equity deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the mounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis or our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plaza Village Group (a Limited Partnership) as of December 31, 2002, and the results of its operations, changes in partners' equity deficit and cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States.

In accordance with Government Auditing Standards, we have also issued reports dated January 27, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


                            /s/ Lefkowitz, Garfinkel, Champi, & DeRienzo, PC



January 27, 2003