Form 10QSB
period 2003-03-31
HOUSING PROGRAMS LTD
filed 2003-05-15
CIK 750304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from __________ to __________

                         Commission file number 0-13808


                            HOUSING PROGRAMS LIMITED
             (Exact name of registrant as specified in its charter)


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

                                  BALANCE SHEET
                                 (in thousands)

                                 MARCH 31, 2003
                                   (Unaudited)



                             ASSETS

Investments in local limited partnerships (Note 3)                       $ --
Cash and cash equivalents                                                   2

            Total assets                                                  $ 2

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Notes payable in default (Note 1)                                    $ 4,600
   Accrued interest payable in default (Note 1)                           7,433
   Accrued fees due to affiliates (Note 4)                                1,321
   Accounts payable                                                         160
   Advances due to affiliates                                               101

                                                                          13,615
Commitments and Contingencies

Partners' deficit:
   General partners                                                        (387)
   Limited partners                                                     (13,226)

                                                                        (13,613)

            Total liabilities and partners' deficit                       $ 2

     The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                          Three Months Ended
                                                              March 31,
                                                        2003              2002
  OPERATING EXPENSES:
    Management fee - partners (Note 4)                  $ 49              $ 50
    General and administrative (Note 4)                      6               11
    Legal and accounting                                    14               21
    Interest                                               108              109
          Total operating expenses                         177              191

  Loss from Partnership operations                        (177)            (191)
  Equity in loss of limited partnerships
    (Note 3)                                                --              (30)

  Net loss                                             $ (177)           $ (221)

  Net loss to general partners (1%)                     $ (2)             $ (2)
  Net loss to limited partners (99%)                      (175)            (219)

                                                       $ (177)           $ (221)
  Net loss per limited partnership interest
    (Note 2)                                           $(14.15)         $(17.71)

     The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                                 (in thousands)


                                        General          Limited
                                       Partners          Partners          Total

Partners' deficit,
  December 31, 2002                     $ (385)          $(13,051)        $(13,436)

Net loss for the three months
  ended March 31, 2003                       (2)             (175)            (177)

Partners' deficit,
  March 31, 2003                        $ (387)          $(13,226)        $(13,613)


     The accompanying notes are an integral part of these financial statements.


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                       Three Months Ended
                                                                           March 31,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (177)         $ (221)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Equity in loss of limited partnerships                              --              30
     Increase in:
      Accrued interest payable                                          108             109
      Accounts payable and accrued expenses                              12              13
      Accrued fees due to affiliates                                     54              91
         Net cash (used in) provided by operating activities             (3)             22

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to local limited partnerships                                 --             (31)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (3)             (9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            5               9

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 2             $ --


     The accompanying notes are an integral part of these financial statements.


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003


NOTE 1 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming Housing Programs Limited ("HPL" or the "Partnership") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficit. The Corporate General Partner may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action. Management is in discussions with the Corporate General Partner to fund the current shortfall.

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5%. Total outstanding accrued interest at March 31, 2003 is approximately $7,433,000. The notes matured in 1999. These obligations and related interest are collateralized by the Partnership's investment in the local limited partnership, as defined in the notes. Unpaid interest was due at maturity of the notes. Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

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

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's annual report for the year ended December 31, 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2003 and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 12,368 for both periods presented.

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2003, the Partnership holds limited partnership interests in seven local limited partnerships (the "Local Limited Partnerships"). As of March 31, 2003, the seven Local Limited Partnerships owned residential low income rental projects consisting of 1,153 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of March 31, 2003.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2003 and 2002 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

                               Three Months Ended
                                    March 31,
                              2003           2002
Revenues
  Rental and other          $ 1,811         $ 1,885

Expenses
  Operating                   1,341           1,402
  Interest                      244             242
  Depreciation                  366             374
                              1,951           2,018

Net loss                     $ (140)        $ (133)

NAPICO, or one of its affiliates, is the general partner and property manager for certain of the Local Limited Partnerships included above. During the three months ended March 31, 2003 and 2002, affiliates of the Corporate General Partner were paid approximately $25,000 and $22,000, respectively, for providing property management services.

Four of the Local Limited Partnerships have outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a fifth Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at March 31, 2003.

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

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the three months ended March 31, 2003 and 2002, approximately $49,000 and $50,000, respectively, has been expensed. The unpaid balance at March 31, 2003 is approximately $1,297,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $5,000 for the three months ended March 31, 2002 and is included in general and administrative expenses. No such payments were made for the three months ended March 31, 2003. The unpaid balance at March 31, 2003 is approximately $24,000.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of March 31, 2003, the Corporate General Partner had advanced approximately $101,000 for such purposes.

As of March 31, 2003, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, are not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

NOTE 5 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Limited Associates VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

The holder of a purchase money promissory note issued by Cloverleaf limited partnership, one of the Partnership's investments, in the amount of $845,000 plus accrued interest payable of $1,197,000 as of March 31, 2003, filed a foreclosure action against the Cloverleaf limited partnership. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this Local Limited Partnership.

The holders of three cash flow notes, with an aggregate principal balance of $3,825,000, issued by Oshtemo Limited Dividend Housing Association, one of the Partnership's investments, filed a suit on June 18, 2002 to reduce the notes to judgment and foreclosure on the Partnership's interest in this Local Limited Partnership. As of March 31, 2003, the parties had reached a settlement which requires the Local Limited Partnership to refinance the property by May 31, 2003. The proceeds from the refinancing will be used to settle the outstanding notes. The suit has been stayed until May 31, 2003, pending consummation of the settlement. The Partnership has no investment balance related to this Local Limited Partnership.

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

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent. Total outstanding accrued interest at March 31, 2003 is approximately $7,433,000. The notes matured in December 1999. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships and are payable only out of cash distributions from the local limited partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not made any payments and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in these Local Limited Partnerships to foreclosure. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Four of the Local Limited Partnerships have outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a fifth Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at March 31, 2003.

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

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were approximately $49,000 and $50,000 for the three months ended March 31, 2003 and 2002, respectively.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of March 31, 2003, the Corporate General Partner had advanced approximately $101,000 for such purposes.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately
$14,000 and $21,000 for the three months ended March 31, 2003 and 2002, respectively. General and administrative expenses were approximately $6,000 and $11,000 for the periods ended March 31, 2003 and 2002, respectively.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the three months ended March 31, 2002 the Partnership recognized equity in loss of approximately $30,000 resulting from advances made to Local Limited Partnerships. Management believed that repayment of these advances was doubtful and fully reserved them in 2002. The Partnership did not make any advances in the same period in 2003.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Limited Associates VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

The holder of a purchase money promissory note issued by Cloverleaf limited partnership, one of the Partnership's investments, in the amount of $845,000 plus accrued interest payable of $1,197,000 as of March 31, 2003, filed a foreclosure action against the Cloverleaf limited partnership. The Partnership and other defendants have answered the complaint and intend to vigorously defend this action. The Partnership has no investment balance related to this Local Limited Partnership.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    HOUSING PROGRAMS LIMITED
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President, Chief Executive Officer
                                          and Director


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                    Date: May 15, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Housing Programs Limited;


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


Date:  May 15, 2003

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

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Housing Programs Limited;


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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Housing Programs Ltd. (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David
R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 15, 2003


                                    /s/  Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.