Form 10QSB
period 2003-06-30
HOUSING PROGRAMS LTD
filed 2003-08-14
CIK 750304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)
                                 (in thousands)



                             ASSETS

Investments in local limited partnerships (Note 3)                       $ --
Cash and cash equivalents                                                  68

            Total assets                                                 $ 68

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Notes payable in default (Note 1)                                    $ 4,600
   Accrued interest payable in default (Note 1)                           7,543
   Accrued fees due to affiliates (Note 4)                                1,379
   Accounts payable                                                          58
   Advances due to affiliates (Note 4)                                      101

                                                                          13,681
Commitments and Contingencies (Note 5)

Partners' deficit:
   General partners                                                        (387)
   Limited partners                                                     (13,226)
                                                                        (13,613)

            Total liabilities and partners' deficit                      $ 68

                   See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per interest data)

                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2003          2002           2003          2002

OPERATING EXPENSES:
  Management fees - partners (Note 4)         $   49          $ 49           $ 98          $ 99
  General and administrative (Note 4)             14            10            20             21
  Legal and accounting                            32            15            46             36
  Interest                                       110           108           218            217
        Total operating expenses                 205           182           382            373

Loss from Partnership operations                (205)         (182)         (382)          (373)
Distributions from limited partnerships
  recognized as income                           205            11           205             11
Equity in loss of limited partnerships            --            --            --            (30)

Net loss                                      $ --         $ (171)        $ (177)       $ (392)

Net loss to general partners (1%)             $ --          $ (2)          $ (2)         $ (4)
Net loss to limited partners (99%)                --          (169)         (175)          (388)

                                              $ --         $ (171)        $ (177)       $ (392)
Net loss per limited partnership
  interest                                    $ --         $(13.66)      $(14.15)       $(31.37)

                   See Accompanying Notes to Financial Statements


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except interest data)


                                        General          Limited
                                       Partners          Partners          Total

Partners' deficit,
  December 31, 2002                     $ (385)          $(13,051)        $(13,436)

Net loss for the six months
  ended June 30, 2003                        (2)             (175)            (177)

Partners' deficit,
  June 30, 2003                         $ (387)          $(13,226)        $(13,613)

Percentage interest at
  June 30, 2003                           1%               99%              100%
                                                           (A)

(A)   Consists  of 12,260  partnership  interests  at June 30,  2003 and  12,368 partnership  interests at December  31, 2002.  During the six months ended
      June 30, 2003, 108 interests were abandoned (Note 5).

                   See Accompanying Notes to Financial Statements


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (177)         $ (392)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Equity in loss of limited partnerships                              --              30
     Increase (decrease) in:
      Accrued interest payable                                          218             217
      Accounts payable and accrued expenses                             (90)             23
      Accrued fees due to partners                                      112             109
         Net cash provided by (used in) operating activities             63             (13)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital contributions                                                  --             (30)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Operating advances from affiliates                                     --              46

NET INCREASE IN CASH AND CASH EQUIVALENTS                                63               3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            5               8

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 68            $ 11


                   See Accompanying Notes to Financial Statements


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


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

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5%. Total outstanding accrued interest at June 30, 2003 is approximately $7,543,000. The notes matured in 1999. These obligations and related interest are collateralized by the Partnership's investment in the local limited partnership, as defined in the notes. Unpaid interest was due at maturity of the notes. Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2003 and the results of operations and changes in cash flows for the three and six months ended June 30, 2003 and 2002.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the period. The number of limited partnership interests was 12,368 at both December 31, 2002 and 2001.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships is zero due to the recorded investment in these partnerships having been reduced to zero. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2003, the Partnership holds limited partnership interests in seven local limited partnerships (the "Local Limited Partnerships"). As of June 30, 2003, the seven Local Limited Partnerships owned residential low income rental projects consisting of 1,153 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of June 30, 2003.

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2003 and 2002 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2003           2002             2003            2002
Revenues
  Rental and other          $ 1,457         $ 1,885         $ 3,268         $ 3,770

Expenses
  Operating                   1,204           1,402           2,545           2,804
  Interest                      192             242             436             484
  Depreciation                  371             374             737             748
                              1,767           2,018           3,718           4,036

Net loss                     $ (310)        $ (133)          $ (450)         $ (266)

NAPICO, or one of its affiliates, is the general partner and property manager for certain of the Local Limited Partnerships included above. During the six months ended June 30, 2003 and 2002, affiliates of the Corporate General Partner were paid approximately $50,000 and $40,000, respectively, for providing property management services.

Four of the Local Limited Partnerships have outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a fifth Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. During the six months ended June 30, 2003, one of the Local Limited Partnerships refinanced the mortgage encumbering the investment property in order to satisfy the notes. The remaining proceeds were distributed to the partners of the Local Limited Partnership. The Partnership risks losing its investments in the other Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at June 30, 2003.

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

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the six months ended June 30, 2003 and 2002, approximately $98,000 and $99,000, respectively, has been expensed. The unpaid balance at June 30, 2003 is approximately $1,336,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 and $9,000 for the six months ended June 30, 2003 and 2002, respectively, and is included in general and administrative expenses. The unpaid balance at June 30, 2003 is approximately $43,000.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of June 30, 2003, the Corporate General Partner had advanced approximately $101,000 for such purposes.

As of June 30, 2003, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, are not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in, and is the trustee for, the Plaza Village note payable.

NOTE 5 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the six months ended June 30, 2003, the number of limited partnership interests decreased by 108 units due to limited partners abandoning their interests. In abandoning his or her limited partnership interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interests in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments during the six months ended June 30, 2002.

NOTE 6 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting.

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

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

      4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

      1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

      2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation
          (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated for non-recourse notes payable of $4,600,000 to the sellers of the partnership interests, bearing interest at 9.5 percent. Total outstanding accrued interest at June 30, 2003 is approximately $7,543,000. The notes matured in December 1999. These obligations and the related interest are collateralized by the Partnership's investment in the local limited partnerships and are payable only out of cash distributions from the local limited partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes. The Partnership has not made any payments and is in default under the terms of the notes. Management is attempting to negotiate extensions of the maturity dates on the notes payable. If the negotiations are unsuccessful, the Partnership could lose its investment in these Local Limited Partnerships to foreclosure. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Four of the Local Limited Partnerships have outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a fifth Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. During the six months ended June 30, 2003, one of the Local Limited Partnerships refinanced the mortgage encumbering the investment property in order to satisfy the notes. The remaining proceeds were distributed to the partners of the Local Limited Partnership. The Partnership risks losing its investments in the other Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at June 30, 2003.

Results of Operations

Partnership revenues consist primarily of interest income earned on investment of funds. The Partnership also receives distributions from the Local Limited Partnerships in which it has invested. During the six months ended June 30, 2003 approximately $55,000 of distributions from the operations of the Local Limited Partnerships and approximately $150,000 from the refinancing of the investment property at one of the Local Limited Partnerships were received and recognized as income.

Except for investing cash in money market funds, the Partnership's investments consist entirely of interests in Local Limited Partnerships owning government-assisted housing projects. Available cash not invested in Local Limited Partnerships is invested in these money market funds to provide interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were approximately $98,000 and $99,000 for the six months ended June 30, 2003 and 2002, respectively.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of June 30, 2003, the Corporate General Partner had advanced approximately $101,000 for such purposes.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $46,000 and $36,000 for the six months ended June 30, 2003 and 2002, respectively. General and administrative expenses were approximately $20,000 and $21,000 for the six months ended June 30, 2003 and 2002, respectively.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the six months ended June 30, 2002 the Partnership recognized equity in loss of approximately $30,000 resulting from advances made to Local Limited Partnerships. Management believed that repayment of these advances was doubtful and fully reserved them in 2002. The Partnership did not make any advances in the same period in 2003.

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

Other

AIMCO and its affiliates owned 374 limited partnership units (the "Units") or 748 limited partnership interests in the Partnership representing 6.10% of the outstanding Units at June 30, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships is zero due to the recorded investment in these partnerships having been reduced to zero. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting.

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

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

      4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

      1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

      2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation
          (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3, Restated Certificate and Agreement of Limited Partnership dated May 15, 1984 filed with the Securities and Exchange Commission Form S-11 No. 2-92352, which is hereby incorporated by reference.

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current Report on Form 8-K dated April 30, 2003 and filed with the Securities and Exchange Commission on April 30, 2003 disclosing the initial judgment entered against NAPICO as the Corporate General Partner of the Partnership.

                  Current Report on Form 8-K dated May 30, 2003 and filed with the Securities and Exchange Commission on June 2, 2003 disclosing the initial memorandum of understanding relating to a settlement of the litigation against NAPICO as the Corporate General Partner of the Partnership.

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Housing Programs Limited;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/David R. Robertson
                                David R. Robertson
                                President   and  Chief   Executive   Officer  of
                                National Partnership Investments Corp.,
                                equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Housing Programs Limited;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/Brian H. Shuman
                                Brian H. Shuman
                                Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Housing Programs Ltd. (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David
R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 13, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.