Form 10QSB/A
period 2003-06-30
HOUSING PROGRAMS LTD
filed 2003-11-19
CIK 750304

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

                                Explanatory Note

This document amends the Form 10-QSB for the quarter ended June 30, 2003 to include a transaction relating to one of the Partnership's investments in a local limited partnership that was not but should have been reported during the three and six months ended June 30, 2003, which resulted in an understatement of net income for the three and six months ended June 30, 2003 and an overstatement of liabilities and partners' deficit as of June 30, 2003. This error has been corrected in the restated financial statements.

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)
                                 (in thousands)



                             ASSETS

Investments in local limited partnerships (Note 3)                       $ --
Cash and cash equivalents                                                    68

            Total assets                                                 $ 68

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Notes payable in default (Note 1)                                    $ 2,000
   Accrued interest payable in default (Note 1)                           3,417
   Accrued fees due to affiliates (Note 4)                                1,379
   Accounts payable                                                          58
   Advances due to affiliates (Note 4)                                      101

                                                                           6,955
Commitments and Contingencies (Note 5)

Partners' deficit:
   General partners                                                        (320)
   Limited partners                                                      (6,567)
                                                                         (6,887)

            Total liabilities and partners' deficit                      $ 68

                See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per interest data)



                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2003          2002           2003          2002

operating Expenses:
  Management fees - partners (Note 4)         $ 49          $ 49           $ 98          $ 99
  General and administrative (Note 4)             14            10            20             21
  Legal and accounting                            32            15            46             36
  Interest                                       101           108           209            217
        Total operating expenses                 196           182           373            373

Loss from Partnership operations                (196)         (182)         (373)          (373)
Distributions from limited partnerships
  recognized as income                         6,820            11         6,820             11
Equity in loss of limited partnerships            --            --            --            (30)
Gain on extinguishment of debt                   102            --           102             --

Net income (loss)                            $ 6,726       $ (171)       $ 6,549        $ (392)

Net income (loss) to general partners
  (1%)                                        $ 67          $ (2)          $ 65          $ (4)
Net income (loss) to limited partners
  (99%)                                        6,659          (169)        6,484           (388)

                                             $ 6,726       $ (171)       $ 6,549        $ (392)
Net income (loss) per limited
  partnership interest                       $538.41       $(13.66)      $524.26        $(31.37)


                See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except interest data)




                                        General          Limited
                                       Partners          Partners          Total

Partners' deficit,
  December 31, 2002                     $ (385)          $(13,051)        $(13,436)

Net income for the six months
  ended June 30, 2003                        65             6,484            6,549

Partners' deficit,
  June 30, 2003                         $ (320)          $ (6,567)        $ (6,887)

Percentage interest at
  June 30, 2003                           1%               99%              100%
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


                See Accompanying Notes to Financial Statements


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                        Six Months Ended
                                                                            June 30,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 6,549          $ (392)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Distributions from local limited partnerships                   (6,615)             --
     Equity in loss of limited partnerships                              --              30
     Gain on extinguishment of debt                                    (102)             --
     Increase (decrease) in:
      Accrued interest payable                                          209             217
      Accounts payable and accrued expenses                             (90)             23
      Accrued fees due to partners                                      112             109
         Net cash provided by (used in) operating activities             63             (13)

Cash flows USED IN investing activities:
  Capital contributions                                                  --             (30)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Operating advances from affiliates                                     --              46

NET INCREASE IN CASH AND CASH EQUIVALENTS                                63               3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            5               8

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 68            $ 11

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Distribution  of  proceeds  from a local  limited  partnership  of  approximately
$6,615,000 were sent directly to a trustee which, in turn, paid the proceeds directly to the noteholders in satisfaction of the principal and accrued interest on the notes. (See "Note 1. Going Concern")

                See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


A distribution of approximately $6,675,000 was made in June 2003 by one of the local limited partnerships in which the Partnership has a limited partnership interest. Approximately $6,615,000 of the proceeds were used to satisfy the Partnership's obligations to certain noteholders. These transactions were not reported during the three and six months ended June 30, 2003, which resulted in an understatement of net income for the three and six months ended June 30, 2003 and an overstatement of liabilities and partners' deficit as of June 30, 2003. This error has been corrected in the restated financial statements.

The following tables set forth the adjustments to the balance sheet as of June 30, 2003 and the statements of operations for the three and six months ended June 30, 2003. The only financial statement line items included here are those that have been restated from the originally reported amounts.


                                                          As of June 30, 2003
                                                            (in thousands)
                                                   As previously
                                                      reported         As restated
Balance sheet data:
  Notes payable in default                            $ 4,600            $ 2,000
  Accrued interest payable in default                    7,543              3,417
  Total liabilities                                     13,681              6,955
  Partners' deficit                                    (13,613)            (6,887)


                                         Three Months Ended         Six Months Ended
                                            June 30, 2003            June 30, 2003
                                           (in thousands, except per interest data)
                                      As previously             As previously
                                        reported    As restated   reported   As restated
Interest expense                          $ 110        $ 101       $ 218        $ 209
Operating expenses                           205          196          382         373
Distributions from limited
partnerships
  recognized as income                       205        6,820          205       6,820
Gain on extinguishment of debt                --          102           --
Net income (loss)                             --        6,726         (177)      6,549
Net  income   (loss)   allocated   to
general
  partners                                    --           67           (2)         65
Net  income   (loss)   allocated   to
limited
  partners                                    --        6,659         (175)      6,484
Net income (loss) per limited
  partnership interest                        --       538.41       (14.15)     524.26


NOTE 1 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming Housing Programs Limited ("HPL" or the "Partnership") will continue as a going concern. The Partnership continues to generate recurring operating losses and suffers from a lack of cash as well as a partners' deficit. National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") may approve advances to the Partnership to fund certain operating expenses; however, it is not required to take such action. Management is in discussions with the Corporate General Partner to fund the current shortfall.

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests in local limited partnerships from partners who subsequently withdrew from the local limited partnership. The Partnership issued non-recourse notes payable totaling $4,600,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum. The notes matured in 1999. These obligations and related interest are collateralized by the Partnership's investment in the local limited partnership, as defined in the notes. Unpaid interest was due at maturity of the notes.

During the six months ended June 30, 2003, Evergreen refinanced the mortgage encumbering its investment property. The distribution from Evergreen relating to the refinancing of approximately $6,765,000 was recognized as income in the accompanying statements of operations. Pursuant to the agreement with the noteholders, approximately $6,615,000 of the proceeds were sent to a trustee in order to satisfy in full the principal of approximately $2,600,000 and approximately $4,015,000 of accrued interest. The trustee distributed the funds directly to the noteholders. The Partnership also recognized a gain on extinguishment of debt of approximately $102,000 due to the write off of the remaining accrued interest as it was forgiven by the noteholders.

At June 30, 2003, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,417,000. Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the local limited partnership, Plaza Village Group, to foreclosure.

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

Organization

The Partnership was organized under the California Uniform Limited Partnership Act on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are NAPICO, Coast Housing Investment Associates (CHIA), a limited partnership, and Housing Programs Corporation II (collectively, the "General Partners").

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest, which is allocated in proportion to their respective individual investments.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the period. The number of limited partnership interests was 12,368 at both December 31, 2002 and 2001.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact of net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

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

Four of the Local Limited Partnerships have outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a fifth Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. As a result, the Partnership risks losing its investments in the Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at June 30, 2003.

Subsequent to June 30, 2003, the property in one of the Local Limited Partnerships, Lancaster Heights Associates, was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. An affiliate of the Corporate General Partner received approximately $1,645,000 in payment of their interest in the notes. The remaining proceeds from the sale were distributed and the Partnership received approximately $1,400,000, of which approximately $1,375,00 was used to pay accrued management fees due to an affiliate of the Corporate General Partner during the fourth quarter of 2003.

Subsequent to June 30, 2003, the property in one of the Local Limited Partnerships, Cloverleaf Apartments, Ltd., was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $120,000 during the fourth quarter of 2003.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement opposed this request to intervene. A hearing regarding the request occurred November 10, 2003, and on November 14, 2003, the court denied Battle Fowler, LLP's request.

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

      3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and the Casden Company and Alan I Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

      4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and
            (ii) cash  proceeds  of  recoveries  or  settlements  that Alan I.
            Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests in Local Limited Partnerships from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $4,600,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum. The notes matured in 1999. These obligations and related interest are collateralized by the Partnership's investment in the local limited partnership, as defined in the notes. Unpaid interest was due at maturity of the notes.

During the six months ended June 30, 2003, Evergreen refinanced the mortgage encumbering its investment property. The distribution from Evergreen relating to the refinancing of approximately $6,765,000 was recognized as income in the accompanying statements of operations. Pursuant to the agreement with the noteholders, approximately $6,615,000 of the proceeds were sent to a trustee in order to satisfy in full the principal of approximately $2,600,000 and approximately $4,015,000 of accrued interest. The trustee distributed the funds directly to the noteholders. The Partnership also recognized a gain on extinguishment of debt of approximately $102,000 due to the write off of the remaining accrued interest as it was forgiven by the noteholders.

At June 30, 2003, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,417,000. Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the local limited partnership, Plaza Village Group, to foreclosure.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Four of the Local Limited Partnerships have outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a fifth Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. As a result, the Partnership risks losing its investments in the other Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at June 30, 2003.

Subsequent to June 30, 2003, the property in one of the Local Limited Partnerships, Lancaster Heights Associates, was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. An affiliate of the Corporate General Partner received approximately $1,645,000 in payment of their interest in the notes. The remaining proceeds from the sale were distributed and the Partnership received approximately $1,400,000, of which approximately $1,375,00 was used to pay accrued management fees due to an affiliate of the Corporate General Partner during the fourth quarter of 2003.

Subsequent to June 30, 2003, the property in one of the Local Limited Partnerships, Cloverleaf Apartments, Ltd., was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $120,000 during the fourth quarter of 2003.

Results of Operations

Partnership revenues consist primarily of interest income earned on investment of funds. The Partnership also receives distributions from the Local Limited Partnerships in which it has invested. During the six months ended June 30, 2003, the Partnership received approximately $55,000 of distributions from the operations of the Local Limited Partnerships and approximately $6,765,000 from the refinancing of the investment property at one of the Local Limited Partnerships. These amounts were recognized as income because the Partnership has no remaining basis in these investments.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received approximately $6,820,000 and $11,000 in distributions that were recognized as income during the six months ended June 30, 2003 and 2002, respectively. (See previous discussion on refinancing at Evergreen.) For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the six months ended June 30, 2002 the Partnership recognized equity in loss of approximately $30,000 resulting from advances made to Local Limited Partnerships. Management believed that repayment of these advances was doubtful and fully reserved them in 2002. The Partnership did not make any advances in the same period in 2003.

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

Method of Accounting for Investments in Local Limited Partnerships

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact of net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

 In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures needed to be improved and were improved subsequent to June 30, 2003 to provide that actions taken at the Local Limited Partnerships, for which entities other than the Partnership or its affiliates serve as the general partner, are reported to the Partnership in a timely, accurate and complete fashion. In particular, the Partnership has implemented a system to improve the coordination and communication between those groups responsible for effecting transactions related to the investments of the Partnership and those groups responsible for general oversight of the investments of the Partnership and reporting of transactions related thereto.

(b) Internal Control Over Financial Reporting. Except as described above, there have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement opposed this request to intervene. A hearing regarding the request occurred November 10, 2003, and on November 14, 2003, the court denied Battle Fowler, LLP's request.

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

      3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and the Casden Company and Alan I Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

      4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and
            (ii) cash  proceeds  of  recoveries  or  settlements  that Alan I.
            Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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


                                    Date: November 19, 2003

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

Date:  November 19, 2003

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

Date:  November 19, 2003

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


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 19, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 19, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.