Form 10QSB
period 2003-09-30
HOUSING PROGRAMS LTD
filed 2003-11-19
CIK 750304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)
                                 (in thousands)



                             ASSETS

Investments in local limited partnerships (Note 3)                       $ --
Cash and cash equivalents                                                    34

            Total assets                                                 $ 34

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Notes payable in default (Note 1)                                    $ 2,000
   Accrued interest payable in default (Note 1)                           3,465
   Accrued fees due to affiliates (Note 4)                                1,428
   Accounts payable                                                          57
   Advances due to affiliates (Note 4)                                      101
                                                                           7,051
Commitments and Contingencies (Note 6)

Partners' deficit:
   General partners                                                        (321)
   Limited partners                                                      (6,696)
                                                                         (7,017)

            Total liabilities and partners' deficit                      $ 34


                   See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per interest data)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2003          2002           2003          2002

INTEREST INCOME                               $ --           $ 2           $ --           $ 2

operating Expenses:
  Management fees - partners (Note 4)             50            50           148            149
  General and administrative (Note 4)             14            17            34             38
  Legal and accounting                            18             9            64             45
  Interest                                        48           110           257            327
        Total operating expenses                 130           186           503            559

Loss from Partnership operations                (130)         (184)         (503)          (557)
Distributions from limited partnerships
  recognized as income                            --            --         6,820             11
Equity in loss of limited partnerships            --            --            --            (30)
Gain on extinguishment of debt                    --            --           102             --

Net income (loss)                            $ (130)       $ (184)       $ 6,419        $ (576)

Net income (loss) to general partners
  (1%)                                        $ (1)         $ (2)          $ 64          $ (6)
Net income (loss) to limited partners
  (99%)                                         (129)         (182)        6,355           (570)

                                             $ (130)       $ (184)       $ 6,419        $ (576)
Net income (loss) per limited
  partnership interest                       $(10.43)      $(14.72)      $513.83        $(46.09)


                   See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except interest data)




                                        General          Limited
                                       Partners          Partners          Total

Partners' deficit,
  December 31, 2002                     $ (385)          $(13,051)        $(13,436)

Net income for the nine months
  ended September 30, 2003                   64             6,355            6,419

Partners' deficit,
  September 30, 2003                    $ (321)          $ (6,696)        $ (7,017)

Percentage interest at
  September 30, 2003                      1%               99%              100%
                                                           (A)

(A) Consists of 12,260 partnership interests at September 30, 2003 and 12,368 partnership interests at December 31, 2002. During the nine months ended
      September 30, 2003, 108 interests were abandoned (Note 5).


                   See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 6,419          $ (576)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Distributions from local limited partnerships                   (6,615)             --
     Equity in loss of limited partnerships                              --              30
     Gain on extinguishment of debt                                    (102)             --
     Increase (decrease) in:
      Accrued interest payable                                          257             327
      Accounts payable and accrued expenses                             (91)             35
      Accrued fees due to partners                                      161             164
         Net cash provided by (used in) operating activities             29             (20)

Cash flows FROM investing activities:
  Capital contributions to limited partnerships                          --             (30)
  Advances to properties                                                 --              (4)
         Net cash used in investing activities                           --             (34)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Operating advances from affiliates                                     --              46

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     29              (8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            5               9

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 34            $ 1

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Distribution   of  proceeds  from  a  local  limited   partnership  of   approximately
$6,615,000  were  sent  directly  to a  trustee  which,  in turn,  paid  the  proceeds directly to the noteholders in  satisfaction of the principal and accrued  interest on the notes. (See "Note 1 - Going Concern")

                   See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)


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

During the nine months ended September 30, 2003, Evergreen refinanced the mortgage encumbering its investment property. The distribution from Evergreen relating to the refinancing of approximately $6,765,000 was recognized as income in the accompanying statements of operations. Pursuant to the agreement with the noteholders, approximately $6,615,000 of the proceeds were sent to a trustee in order to satisfy in full the principal of approximately $2,600,000 and approximately $4,015,000 of accrued interest. The trustee distributed the funds directly to the noteholders. The Partnership also recognized a gain on extinguishment of debt of approximately $102,000 due to the write off of the remaining accrued interest as it was forgiven by the noteholders.

At September 30, 2003, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,465,000. Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2003 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2003 and 2002.

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2003, the Partnership holds limited partnership interests in seven local limited partnerships (the "Local Limited Partnerships"). As of September 30, 2003, the seven Local Limited Partnerships owned residential low income rental projects consisting of 1,153 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of September 30, 2003.

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2003 and 2002 for the Local Limited Partnerships in which the Partnership has investments (in thousands):


                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2003           2002             2003            2002
Revenues
  Rental and other          $ 1,744         $ 1,885         $ 5,012         $ 5,655

Expenses
  Operating                     779           1,402           3,324           4,206
  Interest                      218             242             654             726
  Depreciation                  369             374           1,106           1,122
                              1,366           2,018           5,084           6,054

Net loss                     $ 378          $ (133)          $ (72)          $ (399)

NAPICO, or one of its affiliates, is the general partner and property manager for certain of the Local Limited Partnerships included above. During the nine months ended September 30, 2003 and 2002, affiliates of the Corporate General Partner were paid approximately $75,000 and $40,000, respectively, for providing property management services.

Four of the Local Limited Partnerships have outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a fifth Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. As a result, the Partnership risks losing its investments in the other Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at September 30, 2003.

Subsequent to September 30, 2003, the property in one of the Local Limited Partnerships, Lancaster Heights Associates, was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. An affiliate of the Corporate General Partner received approximately $1,645,000 in payment of their interest in the notes. The remaining proceeds from the sale were distributed and the Partnership received approximately $1,400,000, of which approximately $1,375,00 was used to pay accrued management fees due to an affiliate of the Corporate General Partner during the fourth quarter of 2003.

Subsequent to September 30, 2003, the property in one of the Local Limited Partnerships, Cloverleaf Apartments, Ltd., was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $120,000 during the fourth quarter of 2003.

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

NOTE 4 - FEES AND EXPENSES DUE TO GENERAL PARTNERS

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the nine months ended September 30, 2003 and 2002, approximately $148,000 and $149,000, respectively, has been expensed. The unpaid balance at September 30, 2003 is approximately $1,385,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 for both of the nine months ended September 30, 2003 and 2002 and is included in general and administrative expenses. The unpaid balance at September 30, 2003 is approximately $43,000.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of September 30, 2003, the Corporate General Partner had advanced approximately $101,000 for such purposes.

As of September 30, 2003, the fees and expenses due the general partners exceeded the Partnership's cash. The general partners, during the forthcoming year, are not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in, and is the trustee for, the Plaza Village note payable.

NOTE 5 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the nine months ended September 30, 2003, the number of limited partnership interests decreased by 108 units due to limited partners abandoning their interests. In abandoning his or her limited partnership interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interests in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments during the nine months ended September 30, 2002.

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

During the nine months ended September 30, 2003, Evergreen refinanced the mortgage encumbering its investment property. The distribution from Evergreen relating to the refinancing of approximately $6,765,000 was recognized as income in the accompanying statements of operations. Pursuant to the agreement with the noteholders, approximately $6,615,000 of the proceeds were sent to a trustee in order to satisfy in full the principal of approximately $2,600,000 and approximately $4,015,000 of accrued interest. The trustee distributed the funds directly to the noteholders. The Partnership also recognized a gain on extinguishment of debt of approximately $102,000 due to the write off of the remaining accrued interest as it was forgiven by the noteholders.

At September 30, 2003, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,465,000. Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

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

Four of the Local Limited Partnerships have outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a fifth Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. As a result, the Partnership risks losing its investments in the Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at September 30, 2003.

Subsequent to September 30, 2003, the property in one of the Local Limited Partnerships, Lancaster Heights Associates, was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. An affiliate of the Corporate General Partner received approximately $1,645,000 in payment of their interest in the notes. The remaining proceeds from the sale were distributed and the Partnership received approximately $1,400,000, of which approximately $1,375,00 was used to pay accrued management fees due to an affiliate of the Corporate General Partner during the fourth quarter of 2003.

Subsequent to September 30, 2003, the property in one of the Local Limited Partnerships, Cloverleaf Apartments, Ltd., was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $120,000 during the fourth quarter of 2003.

Results of Operations

Partnership revenues consist primarily of interest income earned on investment of funds. The Partnership also receives distributions from the Local Limited Partnerships in which it has invested. During the nine months ended September 30, 2003, the Partnership received approximately $55,000 of distributions from the operations of the Local Limited Partnerships and approximately $6,765,000 from the refinancing of the investment property at one of the Local Limited Partnerships. These amounts were recognized as income because the Partnership has no remaining basis in these investments.

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

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $148,000 and $149,000 for the nine months ended September 30, 2003 and 2002, respectively.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of September 30, 2003, the Corporate General Partner had advanced approximately $101,000 for such purposes.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $64,000 and $45,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in these fees was due to an increase in audit fees. General and administrative expenses were approximately $34,000 and $38,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received approximately $6,820,000 and $11,000 in distributions that were recognized as income during the nine months ended September 30, 2003 and 2002, respectively. (See previous discussion on refinancing at Evergreen.) For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the nine months ended September 30, 2002 the Partnership recognized equity in loss of approximately $30,000 resulting from advances made to Local Limited Partnerships. Management believed that repayment of these advances was doubtful and fully reserved them in 2002. The Partnership did not make any advances in the same period in 2003.

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

Other

AIMCO and its affiliates owned 374 limited partnership units (the "Units") or 748 limited partnership interests in the Partnership representing 6.10% of the outstanding Units at September 30, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures needed to be improved and were improved subsequent to September 30, 2003 to provide that actions taken at Local Limited Partnerships, for which entities other than the Partnership or its affiliates serve as the general partner, are reported to the Partnership in a timely, accurate and complete fashion. In particular, the Partnership has implemented a system to improve the coordination and communication between those groups responsible for effecting transactions related to the investments of the Partnership and those groups responsible for general oversight of the investments of the Partnership and reporting of transactions related thereto.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current Report on Form 8-K dated August 11, 2003 and filed on August 13, 2003, disclosing the Stipulation of Settlement between NAPICO and the plaintiffs.

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Housing Programs Ltd. (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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