Form 10KSB
period 2003-12-31
HOUSING PROGRAMS LTD
filed 2004-04-21
CIK 750304

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934


                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $11,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership holds limited partnership interests in four local limited partnerships (the "Local Limited Partnerships") as of December 31, 2003. The Partnership surrendered its interest in one Local Limited Partnership in 2001 and the properties in three of the Local Limited Partnerships were sold in 2003. As of December 31, 2003, an affiliate of NAPICO holds a general partnership interest in two of the Local Limited Partnerships. The remaining Local Limited Partnerships' general partners are unaffiliated with the Partnership. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Although each of the Local Limited Partnerships in which the Partnership has invested will generally own a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

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

During 2003, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 2003, of the projects owned by the Local Limited Partnerships in which the Partnership has invested.

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 2003

                                 Financed Units
                                  Insured     Authorized
                                    And        For Rental    Percentage of Percentage of
                       No. of   Subsidized  Assistance Under  Total Units   Total Units
Name and Location      Units       Under     Section 8 (B)     Occupied      Occupied
                                                                 2003          2002
Cloverdale              100         (A)           100             95%           96%
  Crawfordsville, IN

Evergreen Apts          330         --            330             99%           98%
  Oshtemo, MI

Jenny Lind Hall          78         (B)            78             95%           97%
  Springfield, MO

Plaza Village           228         (A)           228             97%           96%
  Woonsocket, RI

     TOTAL              736                       736             95%           97%

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2003.

                                          HPL          Original Cost
                                      Percentage       of Ownership       Mortgage
           Partnership                 Interest          Interests          Notes
                                                              (in thousands)
Cloverdale                                99%              $ 456            $ 713
Evergreen Apartments                      99%                 967           13,362
Jenny Lind Hall                           99%               2,675              586
Plaza Village                             99%               1,338            2,629

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

ITEM 3.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                    PART II.

ITEM 5.  MARKET  FOR  THE   REGISTRANT'S   PARTNERSHIP   INTERESTS  AND  RELATED
         PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interest; therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. Currently, there are 2,555 registered holders of Limited Partnership Interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or dispositions of its investments in Local Limited Partnerships.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2003, and 2002, the Partnership has cash and cash equivalents of approximately $226,000 and $5,000, respectively. The Partnership earned approximately $11,000 and $2,000 in interest income for the years ended December 31, 2003 and 2002, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The Partnership intends to continue investing available funds in this manner.

Cash and cash equivalents increased approximately $221,000 for the year ended December 31, 2003 from the Partnership's previous year end due to cash provided by operating activities.

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

During the year ended December 31, 2003, Evergreen refinanced the mortgage encumbering its investment property. The distribution from Evergreen relating to the refinancing of approximately $6,765,000 was recognized as income in the accompanying statements of operations because the Partnership's investment balance had been reduced to zero. Pursuant to the agreement with the noteholders, approximately $6,615,000 of the proceeds were sent to a trustee in order to satisfy in full the principal of approximately $2,600,000 and approximately $4,015,000 of accrued interest. The trustee distributed the funds directly to the noteholders. The Partnership also recognized a gain on extinguishment of debt of approximately $102,000 due to the write off of the remaining accrued interest as it was forgiven by the noteholders.

At December 31, 2003, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,512,000. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure. The investment in Plaza Village is zero at December 31, 2003.

One of the Local Limited Partnerships has outstanding purchase money notes and accrued interest that matured in December 2000 and another Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at December 31, 2003.

In October 2003, the property in one of the Local Limited Partnerships, Lancaster Heights Associates, was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. An affiliate of the Corporate General Partner received approximately $1,645,000 in payment of their interest in the notes. The remaining proceeds from the sale were distributed and the Partnership received approximately $1,400,000 which was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero. Approximately $1,375,000 of the proceeds was used to pay accrued management fees due to an affiliate of the Corporate General Partner during the fourth quarter of 2003.

In October 2003, the property in one of the Local Limited Partnerships, Cloverleaf Apartments Ltd., was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $120,000. This amount was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero.

In November 2003, the property in one of the Local Limited Partnerships, Cape LaCroix Apartments Ltd., was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $143,000. This amount was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero.

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

At December 31, 2003, the Partnership has investments in four Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. During the years ended December 31, 2003 and 2002, the Partnership received approximately $8,483,000 and $11,000, respectively, in distributions from Local Limited Partnerships that were recognized as income. (See previous discussion on the refinancing at Evergreen and the sales of Lancaster Heights, Cloverleaf, and Cape LaCroix.) For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the year ended December 31, 2002, the Partnership recognized equity in loss of approximately $30,000 from Local Limited Partnerships. The losses were the result of advances made to the Local Limited Partnerships. Management believed that repayment of these advances was doubtful and fully reserved them in 2002. The Partnership did not make any advances during 2003.

Partnership revenues consist primarily of interest income earned on investment of funds. The Partnership also receives distributions from the Local Limited Partnerships in which it has invested. During the year ended December 31, 2003, the Partnership received approximately $55,000 of distributions from the operations of the Local Limited Partnerships and approximately $8,428,000 from the refinancing of the investment property at one of the Local Limited Partnerships and the sales of three other investment properties. These amounts were recognized as income because the Partnership had no remaining basis in these investments.

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

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $199,000 for both the years ended December 31, 2003 and 2002.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. During the year ended December 31, 2002, the Corporate General Partner advanced approximately $101,000 for such purposes. There were no advances during 2003.

The Partnership is obligated on a non-recourse note payable of $2,000,000 which bear interest at 9.5 percent per annum and matured on December 31, 1999. Unpaid interest was due at the maturity of the note. Interest expense on this note was approximately $190,000 for both 2003 and 2002.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $85,000 and $70,000 for the years ended December 31, 2003 and 2002, respectively. General and administrative expenses were approximately $56,000 and $44,000 for the years ended December 31, 2003 and 2002, respectively. Legal and accounting fees increased due to an increase in costs associated with the annual audit of the Partnership. General and administrative expenses increased due to an increase in Partnership administration costs. Included in general and administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $19,000 for both the years ended December 31, 2003 and 2002.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $4,866,000 and $5,038,000 for the years ended December 31, 2003 and 2002, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $12,789,000 and $5,323,000 for the years ended December 31, 2003 and 2002, respectively.

The total net loss for the Local Limited Partnerships for the years ended December 31, 2003 and 2002 was approximately $8,042,000 and $558,000, respectively. The losses allocated to the Partnership were approximately $918,000 and $552,000 for 2003 and 2002, respectively. The losses allocated to the Partnership were not recognized as the investments in the Local Limited Partnerships have been reduced to zero. The cumulative amount of the unrecognized equity in losses of certain Local Limited Partnerships was approximately $17,219,000 as of December 31, 2003.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated Local Limited Partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its investments in Local Limited Partnerships that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated investments in Local Limited Partnerships. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on its cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 1 -Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 1 - Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

ITEM 7.     FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors

Balance Sheet - December 31, 2003.

Statements of Operations - Years ended December 31, 2003 and 2002.

Statements of Partners' Deficit - Years ended December 31, 2003 and 2002.

Statements of Cash Flows - Years ended December 31, 2003 and 2002.

Notes to financial statements.

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Housing Programs Limited

We have audited the accompanying balance sheet of Housing Programs Limited as of December 31, 2003, and the related statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investee information for these limited partnerships is included in Note 2 and Note 6. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.



                                                            /s/Ernst & Young LLP


Greenville, South Carolina
April 13, 2004

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2003



                             ASSETS

Investments in local limited partnerships                                $  --
Cash and cash equivalents                                                  226

            Total assets                                                 $ 226

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Note payable in default (Note 3)                                     $ 2,000
   Accrued interest payable in default (Note 3)                           3,512
   Accrued fees due to affiliates (Note 4)                                   87
   Accounts payable                                                          10
   Advances due to affiliates (Note 4)                                      101

                                                                           5,710
Contingencies (Note 7)

Partners' deficit:
   General partners                                                        (305)
   Limited partners                                                      (5,179)

                                                                         (5,484)

            Total liabilities and partners' deficit                      $ 226


          The accompanying notes are an integral part of these statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                        Years Ended December 31,
                                                           2003            2002

INTEREST INCOME                                            $ 11            $ 2

OPERATING EXPENSES:
  Management fees - partners (Note 4)                        199             199
  General and administrative (Note 4)                         56              44
  Legal and accounting                                        85              70
  Interest                                                   304             436
        Total operating expenses                             644             749

Loss from partnership operations                            (633)          (747)
Equity in loss of local limited partnerships
  (Note 2)                                                    --            (30)
Gain on extinguishment of debt (Note 3)                      102              --
Distributions from local limited partnerships
  recognized as income (Note 2)                            8,483              11

Net income (loss)                                        $ 7,952         $ (766)

Net income (loss) to general partners (1%)                 $ 80            $ (8)
Net income (loss) to limited partners (99%)                7,872           (758)

                                                         $ 7,952         $ (766)
Net income (loss) per limited partnership interest
  (Note 1)                                               $636.48        $(61.29)

          The accompanying notes are an integral part of these statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)


                                               General         Limited
                                               Partners        Partners        Total

 DEFICIT, December 31, 2001                     $(377)         $(12,293)     $(12,670)

 Net loss, 2002                                    (8)             (758)         (766)

 DEFICIT, December 31, 2002                      (385)          (13,051)      (13,436)

 Net income, 2003                                  80             7,872         7,952

 DEFICIT, December 31, 2003                     $(305)         $ (5,179)     $ (5,484)

 Percentage interest at December 31, 2003         1%             99%           100%
                                                                             (A)

(A) Consists of 12,260 partnership interests at December 31, 2003 and 12,368 partnership interests at December 31, 2002. During the year ended December
      31, 2003, 108 interests were abandoned (Note 8).

          The accompanying notes are an integral part of these statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    Years Ended December 31,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 7,952          $ (766)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Distributions from local limited partnerships                   (6,615)             --
     Gain on extinguishment of debt                                    (102)             --
     Equity in loss of local limited partnerships                        --              30
     Increase (decrease) in:
      Accrued interest payable                                          304             436
      Accounts payable and accrued expenses                            (138)              7
      Accrued fees due to affiliates                                 (1,180)            218
         Net cash provided by (used in) operating activities            221             (75)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital contributions to local limited partnerships                    --             (30)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Operating advances from affiliates                                     --             101

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS                     221              (4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              5               9

CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 226            $ 5

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Distribution  of proceeds  from a local  limited  partnership  of  approximately
$6,615,000 were sent directly to a trustee which, in turn, paid the proceeds directly to the noteholders in satisfaction of the principal and accrued interest on the notes. (See "Note 3 - Note Payable".)

          The accompanying notes are an integral part of these statements.


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Partnership was organized under the California Uniform Limited Partnership Act on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), Housing Programs Corporation II and National Partnership Investment Associates (collectively, the "General Partners").

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,260 and 12,368 at December 31, 2003 and 2002, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $226,000 at December 31, 2003 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2003 and 2002, as all investments have been reduced to zero.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the note payable and the balances due to the Corporate General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated local limited partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its investments in local limited partnerships that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated investments in local limited partnerships. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on its cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2003, the Partnership holds limited partnership interests in four local limited partnerships (the "Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 736 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 1 - Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of December 31, 2003.

The difference between the investment per the accompanying balance sheet at December 31, 2003, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

One of the Local Limited Partnerships has outstanding purchase money notes and accrued interest that matured in December 2000 and another Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at December 31, 2003.

Selected financial information from the combined financial statements of the Local Limited Partnerships in which the Partnership has investments:

    Condensed Combined Balance Sheet of the Local Limited Partnerships
                              (in thousands)
                                                      December 31, 2003
Assets
  Land                                                     $ 1,119
  Building and improvements, net of accumulated
    depreciation of approximately $18,529                     8,580
  Other assets                                                6,265
Total assets                                               $ 15,964

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                                   $ 17,290
  Notes payable                                               3,099
  Accrued interest on notes payable                           2,603
  Other liabilities                                           1,614
                                                             24,606
Partners' deficit
  General partners                                          $ (148)
  Limited partners                                           (8,494)
                                                             (8,642)

Total liabilities and partners' deficit                    $ 15,964

    Condensed Combined Results of Operations of the Local Limited Partnerships
                                 (in thousands)
                                                       Years ended December 31,
                                                         2003            2002
                                                                      (Restated)
Revenues:
  Rental income                                         $ 4,338        $ 4,217
  Other income                                              528            821
    Total revenues                                        4,866          5,038

Expenses:
  Operating expenses                                      3,130          3,035
  Financial expenses                                        770            616
  Interest on notes payable                                 647            545
  Depreciation                                            1,127          1,127
  Loss on refinancing of debt                             7,115             --
    Total expenses                                       12,789          5,323

Loss from continuing operations                          (7,923)          (285)
Loss from discontinued operations                          (119)          (273)

Net loss                                                $(8,042)        $ (558)

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the condensed combined results of operations have been restated as of January 1, 2002 to reflect the operations of Lancaster Heights, Cape LaCroix and Cloverleaf as loss from discontinued operations as these properties were sold in 2003.

In October 2003, the property in one of the Local Limited Partnerships, Lancaster Heights Associates, was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. An affiliate of the Corporate General Partner received approximately $1,645,000 in payment of their interest in the notes. The remaining proceeds from the sale were distributed and the Partnership received approximately $1,400,000 which was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero. Approximately $1,375,000 of the proceeds was used to pay accrued management fees due to an affiliate of the Corporate General Partner during the fourth quarter of 2003.

In October 2003, the property in one of the Local Limited Partnerships, Cloverleaf Apartments Ltd., was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $120,000. This amount was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero.

In November 2003, the property in one of the Local Limited Partnerships, Cape LaCroix Apartments Ltd., was sold to an unrelated third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $143,000. This amount was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero.

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

An affiliate of NAPICO is the general partner in one of the Local Limited Partnerships at December 31, 2003. Another affiliate served as the property manager for two of the Local Limited Partnerships' properties, receiving property management fees of approximately $83,000 and $77,000 for 2003 and 2002, respectively.

NOTE 3 - NOTE PAYABLE

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

During the year ended December 31, 2003, Evergreen refinanced the mortgage encumbering its investment property. The distribution from Evergreen relating to the refinancing of approximately $6,765,000 was recognized as income in the accompanying statements of operations because the Partnership's investment balance had been reduced to zero. Pursuant to the agreement with the noteholders, approximately $6,615,000 of the proceeds were sent to a trustee in order to satisfy in full the principal of approximately $2,600,000 and approximately $4,015,000 of accrued interest. The trustee distributed the funds directly to the noteholders. The Partnership also recognized a gain on extinguishment of debt of approximately $102,000 due to the write off of the remaining accrued interest as it was forgiven by the noteholders.

At December 31, 2003, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,512,000. Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. For both the years ended December 31, 2003 and 2002, approximately $199,000 has been expensed. The unpaid balance at December 31, 2003 is approximately $44,000

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $19,000 for both the years ended December 31, 2003 and 2002 and is included in general and administrative expenses. The unpaid balance at December 31, 2003 is approximately $43,000.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. During the year ended December 31, 2002, the Corporate General Partner advanced approximately $101,000 for such purposes. There were no advances during 2003.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

NOTE 5 - INCOME TAXES

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2003            2002
                                                       (in thousands)

Net income (loss) per financial statements         $ 7,952          $ (766)

Other                                                 (999)            636
Partnership's share of Local Limited
  Partnership                                       (2,264)            961

Income per tax return                              $ 4,689          $ 831

Income per limited partnership interest            $361.60         $ 66.93

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities:

                                                   December 31, 2003
                                                     (in thousands)

      Net deficit as reported                           $ (5,484)

      (Deduct) add:
        Investment in Partnerships                        (8,646)
        Other                                              3,368

      Net deficit - federal tax basis                   $(10,762)


NOTE 6 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS INVESTED

(1) Schedule of Encumbrances (in thousands):


                                                          Notes
                                                       Payable and
                                      Mortgage           Accrued
Partnership Name                       Notes            Interest          Total

Cloverdale                             $ 713             $ 2,383         $ 3,096
Evergreen Apts.                        13,362                 --          13,362
Jenny Lind Hall                           586              3,319           3,905
Plaza Village                           2,629                 --           2,629
Total                                 $17,290            $ 5,702         $22,992

(2) Schedule of Investment Properties (in thousands):


                                         Buildings
                                            And
                                          Related
                                          Personal           Accumulated    Year of
    Description     Encumbrances  Land    Property   Total   Depreciation Construction

Cloverdale             $ 713     $ 100    $ 2,052   $ 2,152    $ (1,351)      1972
Evergreen Apts.        13,362       617    16,871    17,488     (10,071)      1978
Jenny Lind Hall           586        32       986     1,018        (347)      1977
Plaza Village           2,629       370     7,200     7,570      (6,760)      1975
Total                 $17,290    $1,119   $27,109   $28,228    $(18,529)


(3) Reconciliation of real estate and accumulated depreciation:

                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)
Real estate:
  Balance at beginning of year                   $ 38,364       $38,033
  Improvements during the year                        449           397
  Disposals of rental properties                  (10,585)          (66)
Balance at end of year                           $ 28,228       $38,364


                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)
Accumulated depreciation:
  Balance at beginning of year                    $23,162       $21,725
  Depreciation expense for the year                 1,420         1,465
  Disposals of rental properties                   (6,053)          (28)
Balance at end of year                            $18,529       $23,162

NOTE 7 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in the Partnership commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

NOTE 8 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

In 2003, the number of Limited Partnership Interests decreased by 108 interests due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Housing Programs Limited (the "Partnership" or the "Registrant") has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                        and Director
Charles McKinney                52    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              38    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 41    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since April 1, 2002. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Charles McKinney has been Senior Vice President and Director of Asset Management of the Corporate General Partner and AIMCO Capital since January 2003 and has overall responsibility for monitoring the construction, lease-up, operations and compliance issues for all assets constituting a part of AIMCO's affordable portfolio. Mr. McKinney joined AIMCO as Vice President of Transactions in the Affordable Group in June 2002 and had responsibility for value added dispositions of affordable properties in the Western portion of the United States. From September 2000 through May 2002, Mr. McKinney was Managing Underwriter for Real Estate Recovery, Inc. where he was responsible for the real estate loan underwriting and loan review for the company's clients. From March 1998 through August 2000, Mr. McKinney was the Executive Managing Director of American Capital Advisors, Inc. an investment banking company.

Jeffrey H. Sussman has been Senior Vice President, General Counsel and Secretary of the Corporate General Partner since joining NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since joining NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO as well as the limited partnership sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that David R. Robertson meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. For both the years ended December 31, 2003 and 2002, approximately $199,000 has been expensed. The unpaid balance at December 31, 2003 is approximately $44,000

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $19,000 for both the years ended December 31, 2003 and 2002 and is included in general and administrative expenses. The unpaid balance at December 31, 2003 is approximately $43,000.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. During the year ended December 31, 2002, the Corporate General Partner advanced approximately $101,000 for such purposes. There were no advances during 2003.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

      Exhibit 31.1      Certification  of  equivalent  of Chief  Executive
                        Officer  pursuant  to  Securities   Exchange  Act  Rules
                        13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2      Certification  of  equivalent  of Chief  Financial
                        Officer  pursuant  to  Securities   Exchange  Act  Rules
                        13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 99.1      Independent Auditors Report for Cloverdale Heights
                        Apts., Ltd.

      Exhibit 99.2 Independent Auditors Report for Jenny Lind Hall Second Limited Partnership

      Exhibit 99.3 Independent Auditors Report for Oshtemo Limited Dividend Housing Association

      Exhibit 99.4      Independent Auditors Report for Plaza Village Group

Reports on Form 8-K filed during the fourth quarter of fiscal year 2003:

      Current Report on Form 8-K dated November 24, 2003 and filed on November 26, 2003, disclosing the Stipulation of Settlement between NAPICO and the plaintiffs.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $44,000 and $28,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for both 2003 and 2002 of approximately $28,000.

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


                                    Date: April 21, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Peter K. Kompaniez         Director                      Date: April 21, 2004
Peter K. Kompaniez


/s/David R. Robertson         President, Chief Executive    Date: April 21, 2004
David R. Robertson             Officer and Director


/s/Brian H. Shuman            Senior Vice President and     Date: April 21, 2004
Brian H. Shuman                Chief Financial Officer

                             HOUSING PROGRAM LIMITED
                                  EXHIBIT INDEX


 Exhibit    Description of Exhibit


   31.1     Certification  of equivalent of Chief Executive  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2     Certification  of equivalent of Chief Financial  Officer pursuant to
            Securities  Exchange  Act  Rules  13a-14(a)/15d-14(a),   as  Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1     Independent Auditors Report for Cloverdale Heights Apts., Ltd.

   99.2     Independent Auditors Report for Jenny Lind Hall Second Limited
            Partnership

   99.3 Independent Auditors Report for Oshtemo Limited Dividend Housing Association

   99.4     Independent Auditors Report for Plaza Village Group

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


Date:  April 21, 2004

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President  and Chief  Executive  Officer  of
                                    National       Partnership       Investments
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

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


Date:  April 21, 2004

                                /s/Brian H. Shuman
                                Brian H. Shuman
                                Senior Vice President and Chief Financial Officer of National Partnership Investments Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Housing Programs Ltd. (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 21, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 21, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Independent Auditors' Report
To the Partners
Cloverdale Heights Apts., Ltd.

We have audited the accompanying balance sheets of Cloverdale Heights Apts., Ltd. (an Indiana limited partnership), FHA Project No. 073-44131-LDP (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverdale Heights Apts., Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued reports dated February 29, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Altschuler, Melvoin and Glasser LLP
Los Angeles, California
February 29, 2004

Exhibit 99.2

Independent Auditors' Report
To the Partners
Jenny Lind Hall Second Limited Partnership

We have  audited  the  accompanying  balance  sheets of Jenny  Lind Hall  Second
Limited Partnership (a California limited partnership), FHA Project No. 084-35307 (the "Partnership"), as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jenny Lind Hall Second Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued reports dated January 16, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 16 through 16) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Altschuler, Melvoin and Glasser LLP
Los Angeles, California
January 16, 2004

Exhibit 99.3

Independent Auditors Report

To the Partners
Oshtemo Limited Dividend Housing Association
4275 Five Oaks Drive
Lansing, Michigan 48911

We have audited the accompanying balance sheet of Oshtemo Limited Dividend Housing Association (a Michigan limited partnership), MSHDA Development No. 544 as of December 31, 2003, and the related statements of profit and loss, changes in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oshtemo Limited Dividend Housing Association, MSHDA No. 544 as of December 31, 2003, and the results of its operations, the changes in its cumulative income and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States or America.

Our audit was conducted for the purpose of forming an opinion of the basic financial statements taken as a whole. The additional information of Oshtemo Limited Dividend Housing Association MSHDA No. 544 on pages 14 to 16 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the basic financial statements taken as a whole.

The data on page 16, for the years 1983 through 2000 was not audited by us, and accordingly we do not express an opinion on such data. The data for the years 1990 through 2000 was audited by other auditors whose report, dated January 29, 2001, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole. The data for the years 1983 through 1989 was audited by other auditors who have ceased operations and whose report, dated January 24, 1990, stated that such information was fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2004 on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.



                                                       /s/Follmer Rudzewicz, PLC


Southfield, Michigan
January 28, 2004

Exhibit 99.4

Independent Auditors Report

The Partners
Plaza Village Group
  (a Limited Partnership)
Woonsocket, Rhode Island

We have audited the accompanying balance sheet of Plaza Village Group (a Limited Partnership), Project No. 016-44076-LDT-SUP, as of December 31, 2003, and the related statements of loss, partners' equity deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plaza Village Group (a Limited Partnership) as of December 31, 2003, and the results of its operations, changes in partners' equity deficit and cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


                                 /s/Lefkowitz, Garfinkel, Champi, & DeRienzo, PC


Providence, Rhode Island
January 23, 2004