Form 10QSB
period 2004-03-31
HOUSING PROGRAMS LTD
filed 2004-05-14
CIK 750304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                                  BALANCE SHEET
                                 (in thousands)

                                 MARCH 31, 2004
                                   (Unaudited)



                             ASSETS

Investments in local limited partnerships                                $ --
Cash and cash equivalents                                                    77

            Total assets                                                 $ 77

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Note payable in default (Note 3)                                     $ 2,000
   Accrued interest payable in default (Note 3)                           3,559
   Accounts payable                                                          24
   Advances due to affiliates (Note 4)                                      101

                                                                           5,684
Partners' deficit:
   General partners                                                        (306)
   Limited partners                                                      (5,301)

                                                                         (5,607)

            Total liabilities and partners' deficit                      $ 77

 The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                          Three Months Ended
                                                                March 31,
                                                        2004              2003
  OPERATING EXPENSES:
    Management fees - partners (Note 4)                 $ 37              $ 49
    General and administrative (Note 4)                      9                6
    Legal and accounting                                    30               14
    Interest                                                47              108
          Total operating expenses                         123              177

  Net loss                                             $ (123)           $ (177)

  Net loss to general partners (1%)                     $ (1)             $ (2)
  Net loss to limited partners (99%)                      (122)            (175)

                                                       $ (123)           $ (177)
  Net loss per limited partnership interest
    (Note 1)                                           $ (9.95)         $(14.15)



 The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                 STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except interest data)


                                        General          Limited
                                       Partners          Partners          Total

Partners' deficit,
  December 31, 2003                     $ (305)          $(5,179)       $(5,484)

Net loss for the three months
  ended March 31, 2004                       (1)            (122)          (123)

Partners' deficit,
  March 31, 2004                        $ (306)          $(5,301)       $(5,607)

Percentage interest at
  March 31, 2004                          1%               99%             100%
                                                                            (A)

(A) Consists of 12,250 partnership interests at March 31, 2004 and 12,260 partnership interest at December 31, 2003. During the three months ended March 31, 2004, 10 interests were abandoned (Note 5).


 The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                       Three Months Ended
                                                                           March 31,
                                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (123)         $ (177)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Accrued interest payable                                            47             108
     Accounts payable and accrued expenses                               14              12
     Accrued fees due to affiliates                                     (87)             54
         Net cash used in operating activities                         (149)             (3)

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (149)             (3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          226               5

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 77            $ 2


 The accompanying notes are an integral part of these financial statements.


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's annual report for the year ended December 31, 2003. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2004 and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003.

Organization

The Partnership was organized under the California Uniform Limited Partnership Act on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), Housing Programs Corporation II and National Partnership Investment Associates (collectively, the "General Partners"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Method of Accounting for Investment in Limited Partnerships

The investments in local limited partnerships are accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account and were amortized by the straight line method over the estimated lives of the underlying assets, which was generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,260 at December 31, 2003 and 12,368 at December 31, 2002.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2004, the Partnership holds limited partnership interests in four local limited partnerships (the "Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 736 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of March 31, 2004.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2004 and 2003 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

                                         Three Months Ended
                                              March 31,
                                         2004          2003
                                                    (Restated)
Revenues
  Rental and other                      $ 1,216       $ 1,260

Expenses
  Operating                                 782           759
  Interest                                  355           290
  Depreciation                              282           282
                                          1,419         1,331

Loss from continuing operations            (203)          (71)
Loss from discontinued operations            --           (69)

Net loss                                $ (203)       $  (140)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined results of operations for the three months ended March 31, 2003 have been restated to reflect the operations of Lancaster Heights, Cape LaCroix and Cloverleaf as loss from discontinued operations as these properties were sold in 2003.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships included above. During the three months ended March 31, 2004 and 2003, affiliates of the Corporate General Partner were paid approximately $6,000 and $25,000, respectively, for providing property management services.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a second Local Limited Partnership, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at March 31, 2004.

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

NOTE 3 - NOTE PAYABLE

One of the Partnership's investments, Plaza Village, involved the purchase of partnership interests in the Local Limited Partnership from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued a non-recourse note payable totaling $2,000,000 to the sellers of the partnership interests, such note bearing interest at 9.5% per annum. The note matured in 1999. This obligation and related interest is collateralized by the Partnership's investment in the Local Limited Partnership. Unpaid interest was due at maturity of the note.

At March 31, 2004, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,559,000. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure. The investment in Plaza Village was zero at March 31, 2004.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the three months ended March 31, 2004 and 2003, approximately $37,000 and $49,000, respectively, has been expensed.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $5,000 for the three months ended March 31, 2004 and is included in general and administrative expenses. No reimbursements were made for the same period in 2003.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of March 31, 2004, the Corporate General Partner had advanced approximately $101,000 for such purposes.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in, and is the trustee for, the Plaza Village note payable.

NOTE 5 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the three months ended March 31, 2004, the number of Limited Partnership Interests decreased by 10 interests due to limited partners abandoning their units. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $77,000 which was invested in interest bearing accounts. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was less than $1,000 for the three months ended March 31, 2004 and 2003. The Partnership intends to continue investing available funds in this manner.

One of the Partnership's investments, Plaza Village, involved the purchase of partnership interests in the Local Limited Partnership from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued a non-recourse note payable totaling $2,000,000 to the sellers of the partnership interests, such note bearing interest at 9.5% per annum. The note matured in 1999. This obligation and related interest is collateralized by the Partnership's investment in the Local Limited Partnership. Unpaid interest was due at maturity of the note.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure. The investment in Plaza Village is zero at March 31, 2004.

One of the Local Limited Partnerships has outstanding purchase money notes and accrued interest that matured in December 2000 and another Local Limited Partnership has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at March 31, 2004.

Results of Operations

Except for investing cash in money market funds, the Partnership's investments consist entirely of interests in Local Limited Partnerships owning government-assisted housing projects. Available cash not invested in Local Limited Partnerships is invested in these money market funds to provide interest income. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $37,000 and $49,000 for the three months ended March 31, 2004 and 2003, respectively.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of March 31, 2004, the Corporate General Partner had advanced approximately $101,000 for such purposes.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately
$30,000 and $14,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in legal fees is due to costs incurred in relation to a solicitation of the limited partners. General and administrative expenses were approximately $9,000 and $6,000 for the three months ended March 31, 2004 and 2003, respectively.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received no distributions that were recognized as income during the three months ended March 31, 2004 and 2003. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the three months ended March 31, 2004 and 2003, there was no equity in losses in Local Limited Partnerships. The Partnership did not make any advances during the three months ended March 31, 2004 or 2003.

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

Other

AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.48% of the outstanding Units at March 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2004:

                  Current Report dated December 31, 2003 and filed January 2, 2004 disclosing the Stipulation of Settlement between NAPICO and the plaintiffs.

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


                                    Date: May 13, 2004

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

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 13, 2004

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

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Housing Programs Limited (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.