Form 10QSB
period 2004-06-30
HOUSING PROGRAMS LTD
filed 2004-08-16
CIK 750304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________ to __________

                         Commission file number 0-13808


                            HOUSING PROGRAMS LIMITED
         (Exact name of small business issuer as specified in its charter)


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                                  JUNE 30, 2004
                                   (Unaudited)



                             ASSETS

Investments in local limited partnerships                                $ --
Cash and cash equivalents                                                  24

            Total assets                                                 $ 24

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Note payable in default (Note 3)                                     $ 2,000
   Accrued interest payable in default (Note 3)                           3,607
   Accounts payable                                                          39
   Advances due to affiliates (Note 4)                                      101

                                                                           5,747
Partners' deficit:
   General partners                                                        (307)
   Limited partners                                                      (5,416)

                                                                         (5,723)

            Total liabilities and partners' deficit                      $ 24

     The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2004          2003           2004          2003
OPERATING EXPENSES:
  Management fees - partners (Note 4)         $ 37          $ 49           $ 74          $ 98
  General and administrative (Note 4)             12            14            21             20
  Legal and accounting                            20            32            50             46
  Interest                                        47           101            94            209
        Total operating expenses                 116           196           239            373

Loss from partnership operations                (116)         (196)         (239)          (373)
Distributions from local limited
  partnerships recognized as income
  (Note 2)                                        --         6,820            --          6,820
Gain on extinguishment of debt (Note 3)           --           102            --            102

Net (loss) income                            $ (116)       $ 6,726        $ (239)       $ 6,549

Net (loss) income to general partners
  (1%)                                        $ (1)         $ 67           $ (2)         $ 65
Net (loss) income to limited partners
  (99%)                                         (115)        6,659          (237)         6,484

                                             $ (116)       $ 6,726        $ (239)       $ 6,549
Net (loss) income per limited
  partnership interest (Note 1)              $ (9.38)      $538.41       $(19.33)       $524.26


     The accompanying notes are an integral part of these financial statements.


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except interest data)

                                        General          Limited
                                       Partners          Partners          Total

Partners' deficit,
  December 31, 2003                     $ (305)          $(5,179)         $(5,484)

Net loss for the six months
  ended June 30, 2004                        (2)            (237)            (239)

Partners' deficit,
  June 30, 2004                         $ (307)          $(5,416)         $(5,723)

Percentage interest at
  June 30, 2004                           1%               99%              100%
                                                           (A)

(A)   Consists  of 12,250  partnership  interests  at June 30,  2004 and  12,260 partnership  interests at December  31, 2003.  During the six months ended
      June 30, 2004, 10 interests were abandoned (Note 5).


     The accompanying notes are an integral part of these financial statements.


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                  $ (239)        $ 6,549
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Distributions from local limited partnerships                       --          (6,615)
     Gain on extinguishment of debt                                      --            (102)
     Increase (decrease) in:
      Accrued interest payable                                           95             209
      Accounts payable and accrued expenses                              29             (90)
      Accrued fees due to partners                                      (87)            112
         Net cash (used in) provided by operating activities           (202)             63

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (202)             63
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          226               5

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 24            $ 68

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
During the six months ended June 30, 2003, proceeds from a distribution from a local limited partnership of approximately $6,615,000 were sent directly to a trustee which, in turn, paid the proceeds directly to the noteholders in satisfaction of the principal and accrued interest on the notes.


     The accompanying notes are an integral part of these financial statements.


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2004


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,260 at December 31, 2003 and 12,368 at December 31, 2002.

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2004, the Partnership holds limited partnership interests in four local limited partnerships (the "Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 736 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of June 30, 2004.

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2004 and 2003 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2004           2003             2004            2003
                                          (Restated)                       (Restated)
Revenues
  Rental and other           $ 1,269         $ 909          $ 2,485         $ 2,169

Expenses
  Operating                      776            637           1,558           1,396
  Interest                       355            275             710             565
  Depreciation                   282            271             564             553
                               1,413          1,183           2,832           2,514
Loss from continuing
  operations                    (144)          (274)           (347)           (345)
Loss from discontinued
  operations                      --            (36)             --            (105)

Net loss                     $ (144)        $ (310)          $ (347)         $ (450)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined results of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Lancaster Heights, Cape LaCroix and Cloverleaf as loss from discontinued operations as these properties were sold in 2003.

NAPICO, or one of its affiliates, is the general partner and property manager for one and four of the Local Limited Partnerships discussed above. During the six months ended June 30, 2004 and 2003, affiliates of the Corporate General Partner were paid approximately $15,000 and $50,000, respectively, for providing property management services.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a second Local Limited Partnership, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in the Local Limited Partnerships were zero at June 30, 2004.

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

NOTE 3 - NOTE PAYABLE

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests in the Local Limited Partnerships from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $4,600,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum. The notes matured in 1999. These obligations and related interest are collateralized by the Partnership's investment in the Local Limited Partnership. Unpaid interest was due at maturity of the notes.

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

At June 30, 2004, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,607,000. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure. The investment in Plaza Village was zero at June 30, 2004.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the six months ended June 30, 2004 and 2003, approximately $74,000 and $98,000, respectively, has been expensed.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 for both the six months ended June 30, 2004 and 2003 and is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of June 30, 2004, the Corporate General Partner had advanced approximately $101,000 for such purposes.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in, and is the trustee for, the Plaza Village note payable.

NOTE 5 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the six months ended June 30, 2004, the number of Limited Partnership Interests decreased by 10 interests due to limited partners abandoning their units. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

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

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $24,000 which was invested in interest bearing accounts. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was less than $1,000 for the six months ended June 30, 2004 and 2003. The Partnership intends to continue investing available funds in this manner.

Two of the Partnership's investments, Evergreen and Plaza Village, involved purchases of partnership interests in the Local Limited Partnerships from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $4,600,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum. The notes matured in 1999. These obligations and related interest are collateralized by the Partnership's investment in the Local Limited Partnership. Unpaid interest was due at maturity of the notes.

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

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure. The investment in Plaza Village is zero at June 30, 2004.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a second Local Limited Partnership, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at June 30, 2004.

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

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $74,000 and $98,000 for the six months ended June 30, 2004 and 2003, respectively. These fees decreased for 2004 due to the sales of Lancaster Heights, Cape LaCroix and Cloverleaf in 2003.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of June 30, 2004, the Corporate General Partner had advanced approximately $101,000 for such purposes.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $50,000 and $46,000 for the six months ended June 30, 2004 and 2003, respectively. General and administrative expenses were approximately $21,000 and $20,000 for the six months ended June 30, 2004 and 2003, respectively. Interest expense was approximately $94,000 and $209,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease in interest expense was due to the payoff of the note for Evergreen in 2003.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received approximately $6,820,000 in distributions that were recognized as income during the six months ended June 30, 2003. No distributions were recognized as income during the six months ended June 30, 2004. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the six months ended June 30, 2004 and 2003, there was no equity in losses in Local Limited Partnerships. The Partnership did not make any advances during the six months ended June 30, 2004 or 2003.

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

Other

AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.48% of the outstanding Units at June 30, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

               None.

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


                                    HOUSING PROGRAMS LIMITED
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive
                                          Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and Chief
                                          Financial Officer


                                    Date: August 16, 2004

                             HOUSING PROGRAM LIMITED
                                  EXHIBIT INDEX


 Exhibit    Description of Exhibit


    3 Restated Certificate and Agreement of Limited Partnership dated May 15, 1984 filed with the Securities and Exchange Commission Form S-11 No. 2-92352, which is hereby incorporated by reference.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Housing Programs Limited (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 16, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 16, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.