Form 10QSB
period 2004-09-30
HOUSING PROGRAMS LTD
filed 2004-11-15
CIK 750304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                                  BALANCE SHEET
                                 (in thousands)

                               SEPTEMBER 30, 2004
                                   (Unaudited)



                             ASSETS

Investments in local limited partnerships (Note 2)                       $ --
Cash and cash equivalents                                                    30

            Total assets                                                 $ 30

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Notes payable in default (Note 3)                                    $ 2,000
   Accrued interest payable in default (Note 3)                           3,655
   Accrued fees due to affiliates (Note 4)                                   37
   Accounts payable                                                          58
   Advances due to affiliates (Note 4)                                      101
                                                                           5,851
Partners' deficit:
   General partners                                                        (308)
   Limited partners                                                      (5,513)
                                                                         (5,821)

            Total liabilities and partners' deficit                      $ 30

                See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              (Unaudited) (in thousands, except per interest data)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2004          2003           2004          2003

INTEREST INCOME                                $ 1          $ --           $ 1           $ --

operating Expenses:
  Management fees - partners (Note 4)             37            50           111            148
  General and administrative (Note 4)              4            14            25             34
  Legal and accounting                            31            18            81             64
  Interest                                        49            48           143            257
        Total operating expenses                 121           130           360            503

Loss from partnership operations                (120)         (130)         (359)          (503)
Distributions from local limited
  partnerships recognized as income
     (Note 2)                                     22            --            22          6,820
Gain on extinguishment of debt (Note 3)           --            --            --            102

Net (loss) income                             $ (98)       $ (130)        $ (337)       $ 6,419

Net (loss) income to general partners
  (1%)                                        $ (1)         $ (1)          $ (3)         $ 64
Net (loss) income to limited partners
  (99%)                                          (97)         (129)         (334)         6,355

                                              $ (98)       $ (130)        $ (337)       $ 6,419
Net (loss) income per limited
  partnership interest (Note 1)              $ (7.91)      $(10.43)      $(27.24)       $513.83



                See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except interest data)




                                        General          Limited
                                       Partners          Partners          Total

Partners' deficit,
  December 31, 2003                     $ (305)          $ (5,179)        $ (5,484)

Net loss for the nine months
  ended September 30, 2004                   (3)             (334)            (337)

Partners' deficit,
  September 30, 2004                    $ (308)          $ (5,513)        $ (5,821)

Percentage interest at
  September 30, 2004                      1%               99%              100%
                                                           (A)

(A) Consists of 12,250 partnership interests at September 30, 2004 and 12,260 partnership interests at December 31, 2003. During the nine months ended
      September 30, 2004, 10 interests were abandoned (Note 5).

                See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                  $ (337)        $ 6,419
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Distributions from local limited partnerships                       --          (6,615)
     Gain on extinguishment of debt                                      --            (102)
     Increase (decrease) in:
      Accrued interest payable                                          143             257
      Accounts payable and accrued expenses                              48             (91)
      Accrued fees due to partners                                      (50)            161
         Net cash (used in) provided by operating activities           (196)             29

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (196)             29
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          226               5

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 30            $ 34

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
During the nine months ended September 30, 2003, proceeds from a distribution from a local limited partnership of approximately $6,615,000 were sent directly to a trustee which, in turn, paid the proceeds directly to the noteholders in satisfaction of the principal and accrued interest on the notes.


                See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2004


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003.

Organization

The Partnership was organized under the California Uniform Limited Partnership Act on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), Housing Programs Corporation II and National Partnership Investment Associates (collectively, the "General Partners"). The General Partners are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2004, the Partnership holds limited partnership interests in four local limited partnerships (the "Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 736 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of September 30, 2004.

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2004 and 2003 for the Local Limited Partnerships in which the Partnership has investments (in thousands):


                                          Three Months Ended       Nine Months Ended
                                            September 30,            September 30,
                                          2004        2003         2004        2003
                                                   (Restated)               (Restated)
Revenues
  Rental and other                      $ 1,311      $ 1,237      $ 3,796     $ 3,407

Expenses
  Operating                                 777          206        2,335       1,602
  Interest                                  355          282        1,065         847
  Depreciation                              282          277          846         830
                                          1,414          765        4,246       3,279

Net (loss) income                        $ (103)      $ 472        $ (450)     $ 128

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined results of operations for the three and nine months ended September 30, 2003 have been restated to exclude the operations of Lancaster Heights, Cape LaCroix and Cloverleaf as these properties were sold in 2003.

NAPICO, or one of its affiliates, is the general partner and property manager for one and four of the Local Limited Partnerships discussed above. During the nine months ended September 30, 2004 and 2003, affiliates of the Corporate General Partner were paid approximately $24,000 and $75,000, respectively, for providing property management services.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a second Local Limited Partnership, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in the Local Limited Partnerships were zero at September 30, 2004.

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

At September 30, 2004, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,655,000. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure. The investment in Plaza Village was zero at September 30, 2004.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the nine months ended September 30, 2004 and 2003, approximately $111,000 and $148,000, respectively, has been expensed. At September 30, 2004, approximately $37,000 in accrued fees is due to affiliates.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 for both the nine months ended September 30, 2004 and 2003 and is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of September 30, 2004, the Corporate General Partner had advanced approximately $101,000 for such purposes.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in, and is the trustee for, the Plaza Village note payable.

NOTE 5 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the nine months ended September 30, 2004, the number of Limited Partnership Interests decreased by 10 interests due to limited partners abandoning their units. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

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

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $30,000 which was invested in interest bearing accounts. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was approximately $1,000 for the nine months ended September 30, 2004. It was less than $1,000 in 2003. The Partnership intends to continue investing available funds in this manner.

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

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure. The investment in Plaza Village is zero at September 30, 2004.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a second Local Limited Partnership, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at September 30, 2004.

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

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $111,000 and $148,000 for the nine months ended September 30, 2004 and 2003, respectively. These fees decreased for 2004 due to the sales of Lancaster Heights, Cape LaCroix and Cloverleaf in 2003.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of September 30, 2004, the Corporate General Partner had advanced approximately $101,000 for such purposes.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $81,000 and $64,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in legal and accounting fees is due to increased legal expenses associated with the preparation of consent solicitations. General and administrative expenses were approximately $25,000 and $34,000 for the nine months ended September 30, 2004 and 2003, respectively. Interest expense was approximately $143,000 and $257,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in interest expense was due to the payoff of the note for Evergreen in 2003.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received approximately $6,820,000 in distributions that were recognized as income during the nine months ended September 30, 2003. No distributions were recognized as income during the nine months ended September 30, 2004. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the nine months ended September 30, 2004 and 2003, there was no equity in losses in Local Limited Partnerships. The Partnership did not make any advances during the nine months ended September 30, 2004 or 2003.

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

Other

AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.48% of the outstanding Units at September 30, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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


                  See Exhibit Index attached.


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


                                    Date: November 12, 2004

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


Date:  November 12, 2004

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


Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Housing Programs Limited (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 12, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.