Form 10KSB
period 2004-12-31
HOUSING PROGRAMS LTD
filed 2005-04-08
CIK 750304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $1,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), Housing Programs Corporation II and National Partnership Investment Associates (collectively, the "General Partners"). NAPICO is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The business of the Partnership is conducted primarily by its General Partners as Housing Programs Limited and has no employees of its own. The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments.

The Partnership holds limited partnership interests in four local limited partnerships (the "Local Limited Partnerships") as of December 31, 2004. The Partnership surrendered its interest in one Local Limited Partnership in 2001 and the properties in three of the Local Limited Partnerships were sold in 2003. The remaining Local Limited Partnerships' general partners are unaffiliated with the Partnership. Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Laws benefiting disabled persons may result in the Local Limited Partnerships' incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These  and  other  Federal,  state  and  local  laws  may  require modifications to the Local Limited Partnerships' properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnerships' properties are substantially in compliance with the present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

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

During 2004, all of the projects in which the Partnership had invested were substantially rented. The following is a schedule of the status, as of December 31, 2004, of the projects owned by the Local Limited Partnerships in which the Partnership has invested.

           SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
             IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT
                                DECEMBER 31, 2004

                                 Financed        Units
                                  Insured     Authorized
                                    And        For Rental    Percentage of Percentage of
                       No. of   Subsidized  Assistance Under  Total Units   Total Units
Name and Location      Units       Under     Section 8 (B)     Occupied      Occupied
                                                                 2004          2003


Cloverdale              100         (A)           100             95%           95%
  Crawfordsville, IN

Evergreen               330         --            330             96%           99%
  Oshtemo, MI

Jenny Lind Hall          78         (B)            78             98%           95%
  Springfield, MO

Plaza Village           228         (A)           228             96%           97%
  Woonsocket, RI

     TOTAL              736                       736


(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2004.

                                          HPL          Original Cost
                                      Percentage       of Ownership       Mortgage
           Partnership                 Interest          Interests          Notes
                                                              (in thousands)
Cloverdale                                99%              $ 456            $ 652
Oshtemo                                   99%                 967           13,048
Jenny Lind Hall                           99%               2,675            1,243
Plaza Village                             99%               1,338            2,479

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the properties from market competition.

ITEM 2.     PROPERTIES

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interest in Local Limited Partnerships.

ITEM 3.     LEGAL PROCEEDINGS

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2004.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interest; therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. Currently, there are 2,521 registered holders of Limited Partnership Interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or dispositions of its investments in Local Limited Partnerships.

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

As of December 31, 2004, and 2003, the Partnership has cash and cash equivalents of approximately $284,000 and $226,000, respectively. The Partnership earned approximately $1,000 and $11,000 in interest income for the years ended December 31, 2004 and 2003, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The Partnership intends to continue investing available funds in this manner.

Cash and cash equivalents increased approximately $58,000 for the year ended December 31, 2004 from the Partnership's previous year end due to cash provided by operating activities.

Two of the Partnership's investments, Oshtemo and Plaza Village, involved purchases of partnership interests in Local Limited Partnerships from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $4,600,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum. The notes matured in 1999. These obligations and related interest are collateralized by the Partnership's investment in the Local Limited Partnership, as defined in the notes. Unpaid interest was due at maturity of the notes.

During the year ended December 31, 2003, Oshtemo refinanced the mortgage encumbering its investment property. The distribution from Oshtemo relating to the refinancing of approximately $6,765,000 was recognized as income in the accompanying statements of operations because the Partnership's investment balance had been reduced to zero. Pursuant to the agreement with the noteholders, approximately $6,615,000 of the proceeds were sent to a trustee in order to satisfy in full the principal of approximately $2,600,000 and approximately $4,015,000 of accrued interest. The trustee distributed the funds directly to the noteholders. The Partnership also recognized a gain on extinguishment of debt of approximately $102,000 due to the write off of the remaining accrued interest as it was forgiven by the noteholders.

At December 31, 2004, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,703,000. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure. The investment in Plaza Village is zero at December 31, 2004.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a second Local Limited Partnership, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at December 31, 2004.

In October 2003, the property in one of the Local Limited Partnerships, Lancaster Heights Associates, was sold to a third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. An affiliate of the Corporate General Partner received approximately $1,645,000 in payment of their interest in the notes. The remaining proceeds from the sale were distributed and the Partnership received approximately $1,400,000 which was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero. Approximately $1,375,000 of the proceeds was used to pay accrued management fees due to an affiliate of the Corporate General Partner during the fourth quarter of 2003. The Partnership received a final distribution of approximately $399,000 during the year ended December 31, 2004, which was recognized as distributions recognized as income.

In October 2003, the property in one of the Local Limited Partnerships, Cloverleaf Apartments Ltd., was sold to a third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $120,000. This amount was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero.

In November 2003, the property in one of the Local Limited Partnerships, Cape LaCroix Apartments Ltd., was sold to a third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $143,000. This amount was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero.

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

At December 31, 2004, the Partnership has investments in four Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. During the years ended December 31, 2004 and 2003, the Partnership received approximately $399,000 and $8,483,000, respectively, in distributions from Local Limited Partnerships that were recognized as income. (See previous discussion on the refinancing at Oshtemo and the sales of Lancaster Heights, Cloverleaf, and Cape LaCroix.) For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

Partnership revenues consist primarily of interest income earned on investment of funds. The Partnership also receives distributions from the Local Limited Partnerships in which it has invested. During the years ended December 31, 2004 and 2003, the Partnership received approximately $399,000 and $8,428,000, respectively, from the refinancing of the investment property at one of the Local Limited Partnerships and the sales of three other investment properties, as previously discussed. In addition, the Partnership received approximately $55,000 from the operations of the Local Limited Partnerships during the year ended December 31, 2003. These amounts were recognized as income because the Partnership had no remaining basis in these investments.

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

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $148,000 and $199,000 for the years ended December 31, 2004 and 2003. These fees decreased for 2004 due to the sales of Lancaster Heights, Cape LaCroix and Cloverleaf in 2003.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. At December 31, 2004, the Corporate General Partner had advanced approximately $101,000 for such purposes.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $99,000 and $85,000 for the years ended December 31, 2004 and 2003, respectively. General and administrative expenses were approximately $31,000 and $56,000 for the years ended December 31, 2004 and 2003, respectively. Legal and accounting fees increased due to an increase in legal expenses associated with the preparation of consent solicitations. General and administrative expense decreased due to a decrease in administrative expenses charged to the Partnership. Interest expense was approximately $191,000 and $304,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in interest expense was due to the payoff of the note for Evergreen in 2003.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $5,120,000 and $4,866,000 for the years ended December 31, 2004 and 2003, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $5,854,000 and $12,789,000 for the years ended December 31, 2004 and 2003, respectively.

The total net loss for the Local Limited Partnerships for the years ended December 31, 2004 and 2003 was approximately $734,000 and $8,042,000, respectively. The losses allocated to the Partnership were approximately $727,000 and $7,962,000 for 2004 and 2003, respectively. The losses allocated to the Partnership were not recognized as the investments in the Local Limited Partnerships have been reduced to zero. The cumulative amount of the unrecognized equity in losses of certain Local Limited Partnerships was approximately $17,866,000 as of December 31, 2004.

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

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all local limited partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIE's for which the Partnership was not the primary beneficiary. Those four VIE's consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of four apartment properties with a total of 736 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investments in and receivables from this VIE, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 7.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2004.

Statements of Operations - Years ended December 31, 2004 and 2003.

Statements of Partners' Deficit - Years ended December 31, 2004 and 2003.

Statements of Cash Flows - Years ended December 31, 2004 and 2003.

Notes to financial statements.

           Report of Independent Registered Public Accounting Firm



The Partners
Housing Programs Limited

We have audited the accompanying balance sheet of Housing Programs Limited as of December 31, 2004, and the related statements of operations, partners' deficit and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.



                                                          /s/Ernst & Young LLP


Greenville, South Carolina
April 7, 2005

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2004



                             ASSETS

Investments in local limited partnerships (Note 2)                       $ --
Cash and cash equivalents                                                   284

            Total assets                                                 $ 284

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Note payable in default (Note 3)                                     $ 2,000
   Accrued interest payable in default (Note 3)                           3,703
   Accounts payable                                                          33
   Advances due to affiliates (Note 4)                                      101

                                                                           5,837
Partners' deficit:
   General partners                                                        (306)
   Limited partners                                                      (5,247)

                                                                         (5,553)

            Total liabilities and partners' deficit                      $ 284

       The accompanying notes are an integral part of these statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                        Years Ended December 31,
                                                           2004            2003

INTEREST INCOME                                            $ 1             $ 11

OPERATING EXPENSES:
  Management fees - partners (Note 4)                        148             199
  General and administrative (Note 4)                         31              56
  Legal and accounting                                        99              85
  Interest                                                   191             304
        Total operating expenses                             469             644

Loss from partnership operations                            (468)          (633)
Gain on extinguishment of debt (Note 3)                       --             102
Distributions from local limited partnerships
  recognized as income (Note 2)                              399           8,483

Net (loss) income (Note 6)                                $ (69)         $ 7,952

Net (loss) income to general partners (1%)                 $ (1)           $ 80
Net (loss) income to limited partners (99%)                  (68)          7,872

                                                          $ (69)         $ 7,952
Net (loss) income per limited partnership interest
  (Note 1)                                               $ (5.55)        $636.48

       The accompanying notes are an integral part of these statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)

                                               General         Limited
                                               Partners        Partners        Total

 DEFICIT, December 31, 2002                     $(385)         $(13,051)     $(13,436)

 Net income, 2003                                  80             7,872         7,952

 DEFICIT, December 31, 2003                      (305)           (5,179)       (5,484)

 Net loss, 2004                                    (1)              (68)          (69)

 DEFICIT, December 31, 2004                     $(306)         $ (5,247)     $ (5,553)

 Percentage interest at December 31, 2004           1%               99%          100%
                                                                                (A)

Consists of 12,250 partnership interests at December 31, 2004 and 12,260 partnership interests at December 31, 2003. During the years ended December 31, 2004 and 2003, 10 and 108 interests were abandoned, respectively (Note 5).


       The accompanying notes are an integral part of these statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                    Years Ended December 31,
                                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                  $ (69)         $ 7,952
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Distributions from local limited partnerships                       --          (6,615)
     Gain on extinguishment of debt                                      --            (102)
     Increase (decrease) in:
      Accrued interest payable                                          191             304
      Accounts payable and accrued expenses                              23            (138)
      Accrued fees due to affiliates                                    (87)         (1,180)
         Net cash provided by operating activities                       58             221

NET INCREASE IN CASH AND CASH EQUIVALENTS                                58             221
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            226               5

CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 284           $ 226

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

In  2003,   distribution  of  proceeds  from  a  local  limited  partnership  of approximately  $6,615,000  were sent directly to a trustee which,  in turn, paid the proceeds  directly to the  noteholders in  satisfaction of the principal and accrued interest on the notes. (See "Note 3 - Note Payable".)

       The accompanying notes are an integral part of these statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Partnership was organized under the California Uniform Limited Partnership Act on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), Housing Programs Corporation II and National Partnership Investment Associates (collectively, the "General Partners"). NAPICO is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Method of Accounting for Investments in Local Limited Partnerships

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,250 at December 31, 2004 and 12,260 at December 31, 2003.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $284,000 at December 31, 2004 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2004 and 2003, as all investments have been reduced to zero.

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

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all local limited partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIE's for which the Partnership was not the primary beneficiary. Those four VIE's consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of four apartment properties with a total of 736 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investments in and receivables from this VIE, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2004, the Partnership holds limited partnership interests in four local limited partnerships (the "Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 736 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of December 31, 2004.

The difference between the investment per the accompanying balance sheet at December 31, 2004, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a second Local Limited Partnership, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at December 31, 2004.

The Partnership's value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually, not material to the overall financial position of the Partnership. The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2004 and for each of the two years in the periods then ended is presented below. The Partnership's value of its investment in Oshtemo Limited Dividend Housing Associates ("Oshtemo") is material to its financial position and the amounts included below for Oshtemo are included on an audited basis.

          Condensed Combined Balance Sheet of the Local Limited Partnerships
                                    (in thousands)

                                                      December 31, 2004
Assets                                   Unaudited       Oshtemo           Total
  Land                                     $ 513          $ 617           $ 1,130
  Building and improvements, net of
    Accumulated depreciation                 1,400          6,261           7,661
  Other assets                               2,525          4,184           6,709
Total assets                              $ 4,438        $ 11,062        $ 15,500

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                  $ 4,374        $ 13,048        $ 17,422
  Notes payable                              3,307             --           3,307
  Accrued interest on notes payable          3,276             --           3,276
  Other liabilities                            397            496             893
                                            11,354         13,544          24,898
Partners' deficit
  General partners                            (131)           (46)           (177)
  Limited partners                          (6,785)        (2,436)         (9,221)
                                            (6,916)        (2,482)         (9,398)

Total    liabilities   and   partners'    $ 4,438        $ 11,062        $ 15,500
deficit


        Condensed Combined Results of Operations of the Local Limited Partnerships
                                      (in thousands)
                                2004       2004     2004       2003       2003      2003
Revenues:                    (Unaudited) Oshtemo    Total   (Unaudited)  Oshtemo    Total
  Rental income                $ 2,485   $ 2,297   $ 4,782    $ 2,034    $ 2,304   $ 4,338
  Other income                      87       251       338         76        452       528
    Total revenues               2,572     2,548     5,120      2,110      2,756     4,866

Expenses:
  Operating expenses             1,655     1,295     2,950      1,788      1,342     3,130
  Financial expenses               285       806     1,091         53        717       770
  Interest on notes payable        757        --       757        647         --       647
  Depreciation                     410       646     1,056        479        648     1,127
  Loss  on   refinancing  of        --        --        --         --      7,115     7,115
       debt
    Total expenses               3,107     2,747     5,854      2,967      9,822    12,789

Loss     from     continuing      (535)     (199)     (734)      (857)    (7,066)   (7,923)
operations
Loss from discontinued
  operations                        --        --        --       (119)        --      (119)
Net loss                       $ (535)    $  (199) $ (734)    $ (976)    $(7,066)  $(8,042)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined results of operations for the year ended December 31, 2003 reflect the operations of Lancaster Heights, Cape LaCroix and Cloverleaf as loss from discontinued operations as these properties were sold in 2003.

In October 2003, the property in one of the Local Limited Partnerships, Lancaster Heights Associates, was sold to a third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. An affiliate of the Corporate General Partner received approximately $1,645,000 in payment of their interest in the notes. The remaining proceeds from the sale were distributed and the Partnership received approximately $1,400,000 which was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero. Approximately $1,375,000 of the proceeds was used to pay accrued management fees due to an affiliate of the Corporate General Partner during the fourth quarter of 2003. The Partnership received a final distribution of approximately $377,000 during the year ended December 31, 2004, which was recognized as distributions recognized as income.

In October 2003, the property in one of the Local Limited Partnerships, Cloverleaf Apartments Ltd., was sold to a third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $120,000. This amount was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero.

In November 2003, the property in one of the Local Limited Partnerships, Cape LaCroix Apartments Ltd., was sold to a third party. Proceeds from the sale were used to satisfy the purchase money note and accrued interest that had matured in December 2000. The remaining proceeds from the sale were distributed and the Partnership received approximately $143,000. This amount was recognized as distributions recognized as income because the Partnership's investment had been reduced to zero.

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

NAPICO is the general partner in one of the Local Limited Partnerships at December 31, 2004. Another affiliate served as the property manager for one and two of the Local Limited Partnerships' properties, receiving property management fees of approximately $30,000 and $83,000 for 2004 and 2003, respectively.

NOTE 3 - NOTE PAYABLE

Two of the Partnership's investments, Oshtemo and Plaza Village, involved purchases of partnership interests in Local Limited Partnerships from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $4,600,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum. The notes matured in 1999. These obligations and related interest are collateralized by the Partnership's investment in the Local Limited Partnership, as defined in the notes. Unpaid interest was due at maturity of the notes.

During the year ended December 31, 2003, Oshtemo refinanced the mortgage encumbering its investment property. The distribution from Oshtemo relating to the refinancing of approximately $6,765,000 was recognized as income in the accompanying statements of operations because the Partnership's investment balance had been reduced to zero. Pursuant to the agreement with the noteholders, approximately $6,615,000 of the proceeds were sent to a trustee in order to satisfy in full the principal of approximately $2,600,000 and approximately $4,015,000 of accrued interest. The trustee distributed the funds directly to the noteholders. The Partnership also recognized a gain on extinguishment of debt of approximately $102,000 due to the write off of the remaining accrued interest as it was forgiven by the noteholders.

At December 31, 2004, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,703,000. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure. The investment in Plaza Village was zero at December 31, 2004.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. For the years ended December 31, 2004 and 2003, approximately $148,000 and $199,000 has been expensed, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $19,000 for both the years ended December 31, 2004 and 2003 and is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Corporate General Partner may advance the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of December 31, 2004, the Corporate General Partner had advanced approximately $101,000 for such purposes.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

NOTE 5 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the years ended December 31, 2004 and 2003, the number of Limited Partnership Interests decreased by 10 and 108 interests, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

NOTE 6 - INCOME TAXES

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

A reconciliation follows:

                                                        Years Ended December 31,
                                                         2004             2003
                                                             (in thousands)
Net (loss) income per financial statements               $ (69)         $ 7,952
Other                                                       245            (999)
Partnership's share of Local Limited
  Partnership                                               476          (2,264)
Income (loss) per tax return                             $ 652          $ 4,689
Income (loss) per limited partnership interest          $ 52.69         $361.60

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities:

                                                   December 31, 2004
                                                     (in thousands)

      Net deficit as reported                           $ (5,553)

      (Deduct) add:
        Investment in Partnerships                       (14,415)
         Deferred Offering                                 9,843
        Other                                                (66)

      Net deficit - federal tax basis                   $(10,191)

NOTE  7  -  REAL  ESTATE  AND   ACCUMULATED   DEPRECIATION  OF  LOCAL  LIMITED
         PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS INVESTED

(1) Schedule of Encumbrances (all amounts unaudited except for those amounts relative to Oshtemo - see Note 2) (in thousands):


                                                          Notes
                                                       Payable and
                                      Mortgage           Accrued
Partnership Name                       Notes            Interest           Total

Cloverdale                             $ 652             $ 2,467          $ 3,119
Oshtemo                                13,048                 --           13,048
Jenny Lind Hall                         1,243              4,116            5,359
Plaza Village                           2,479                 --            2,479
Total                                 $17,422            $ 6,583          $24,005

(2) Schedule of Investment Properties (all amounts unaudited except for those amounts relative to Oshtemo - see Note 2) (in thousands):

                                         Buildings
                                            And
                                          Related
                                          Personal           Accumulated    Year of
    Description     Encumbrances  Land    Property   Total   Depreciation Construction

Cloverdale             $ 652     $ 100    $ 2,052   $ 2,152    $ (1,416)      1972
Oshtemo                13,048       617    16,967    17,584     (10,707)      1978
Jenny Lind Hall         1,243        32     1,014     1,046        (422)      1977
Plaza Village           2,479       381     7,200     7,581      (7,027)      1975
Total                 $17,422   $ 1,130   $27,233   $28,363    $(19,572)

(3) Reconciliation of real estate and accumulated depreciation(all amounts unaudited except for those amounts relative to Oshtemo - see Note 2):

                                             Years Ended December 31,
                               2004      2004      2004       2003     2003     2003
                            (Unaudited) Oshtemo    Total   (Unaudited)Oshtemo   Total
Real estate:
Balance  at   beginning  of  $11,357    $16,871   $28,228   $21,064   $17,300  $38,364
year
 Improvements   during  the       39        114       153       261       188      449
 year
 Disposal of property             --        (18)      (18)  (10 585)       --  (10,585)
Balance at end of year       $11,396    $16,967   $28,363   $10,740   $17,488  $28,228


                                            Years Ended December 31,
                             2004       2004      2004       2003      2003     2003
                          (Unaudited)  Oshtemo    Total   (Unaudited)Oshtemo   Total
Accumulated depreciation:
 Balance at beginning
   of year                  $ 8,458    $10,071   $18,529   $13,739   $ 9,423  $23,162
 Depreciation expense
for the year                    410        646     1,056       772       648    1,420
 Disposal of property            (3)       (10)      (13)   (6,053)       --   (6,053)

Balance at end of year      $ 8,865    $10,707   $19,572   $ 8,458   $10,071  $18,529

NOTE 8 - CONTINGENCIES

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    OTHER INFORMATION

            None.

                                    PART III.

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Housing Programs Limited (the "Partnership" or the "Registrant") has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below. The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Name                           Age    Position
David R. Robertson              38    President and Chief Executive
                                        Officer
Harry G. Alcock                 42    Director and Executive Vice
                                        President
Charles McKinney                53    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              39    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 42    Senior Vice President and Chief
                                        Financial Officer

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

ITEM 10.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. For the years ended December 31, 2004 and 2003, approximately $148,000 and $199,000 has been expensed, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $19,000 for both the years ended December 31, 2004 and 2003 and is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Corporate General Partner may advance the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. As of December 31, 2004, the Corporate General Partner had advanced approximately $101,000 for such purposes.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            Exhibits

            See exhibit index.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 and $44,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $8,000 and $28,000 for 2004 and 2003, respectively.

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


                                    Date: April 8, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/David R. Robertson         President, Chief Executive    Date:  April 8,2005
David R. Robertson             Officer and Director


/s/Harry G. Alcock            Director and Executive        Date:  April 8, 2005
Harry G. Alcock               Vice President


/s/Brian H. Shuman            Senior Vice President and     Date:  April 8, 2005
Brian H. Shuman                Chief Financial Officer

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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


Date:  April 8, 2005

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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


Date:  April 8, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Housing Programs Ltd. (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 8, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 8, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.