Form 10QSB
period 2005-06-30
HOUSING PROGRAMS LTD
filed 2005-08-12
CIK 750304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                                  BALANCE SHEET
                                 (in thousands)

                                  JUNE 30, 2005
                                   (Unaudited)



                             ASSETS

Investments in local limited partnerships (Note 2)                       $ --
Cash and cash equivalents                                                   113
Other receivables                                                            12

            Total assets                                                 $ 125

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Note payable in default (Note 3)                                     $ 2,000
   Accrued interest payable in default (Note 3)                           3,798
   Accounts payable                                                          31
   Advances due to affiliates (Note 4)                                       55
                                                                           5,884
Partners' deficit:
   General partners                                                        (308)
   Limited partners                                                      (5,451)

                                                                         (5,759)

            Total liabilities and partners' deficit                      $ 125

  The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2005          2004           2005          2004

INTEREST INCOME                                $ 1          $ --           $ 2           $ --

OPERATING EXPENSES:
  Management fees - partners (Note 4)             37            37            74             74
  General and administrative (Note 4)              8            12            18             21
  Legal and accounting                            22            20            36             50
  Interest                                        48            47            95             94
        Total operating expenses                 115           116           223            239

Loss from partnership operations                (114)         (116)         (221)          (239)
Distributions from local limited
  partnerships recognized as income
  (Note 2)                                        15            --            15             --

Net loss                                      $ (99)       $ (116)        $ (206)       $ (239)

Net loss to general partner
  (1%)                                        $ (1)         $ (1)          $ (2)         $ (2)
Net loss to limited partners
  (99%)                                          (98)         (115)         (204)          (237)

                                              $ (99)       $ (116)        $ (206)       $ (239)
Net loss per limited partnership
  interest (Note 1)                          $ (8.00)      $ (9.38)      $(16.65)       $(19.33)

  The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except interest data)




                                        General          Limited
                                       Partners          Partners          Total

Partners' deficit,
  December 31, 2004                     $ (306)          $(5,247)         $(5,553)

Net loss for the six months
  ended June 30, 2005                        (2)            (204)            (206)

Partners' deficit,
  June 30, 2005                         $ (308)          $(5,451)         $(5,759)

Percentage interest at
  June 30, 2005                           1%               99%              100%
                                                                             (A)

(A)   Consists of 12,210 and 12,250  partnership  interests at June 30, 2005 and
      2004, respectively. During the six months ended June 30, 2005 and 2004, 40 and 10 interests were abandoned, respectively (Note 5).

  The accompanying notes are an integral part of these financial statements.

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                        Six Months Ended
                                                                            June 30,
                                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (206)         $ (239)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
      Accrued interest payable                                           95              95
      Accounts payable and accrued expenses                              (2)             29
      Accounts receivable                                               (12)             --
      Accrued fees due to affiliates                                     --             (87)
         Net cash used in operating activities                         (125)           (202)

CASH FLOWS USED IN FINANCING ACTIVITIES:
        Repayment of advances from affiliates                           (46)             --

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (171)           (202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          284             226

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 113            $ 24

  The accompanying notes are an integral part of these financial statements.


                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2005


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2005 and the results of operations and changes in cash flows for the six months ended June 30, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIE's for which the Partnership was not the primary beneficiary. Those four VIE's consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of four apartment properties with a total of 736 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. As of June 30, 2005, the Partnership continued to hold variable interests in the same four VIE's as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2005, the Partnership holds limited partnership interests in four local limited partnerships (the "Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 736 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of June 30, 2005.

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2005 and 2004 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

                                 Three Months Ended             Six Months Ended
                                      June 30,                      June 30,
                                 2005           2004           2005          2004
Revenues
  Rental and other             $ 1,320        $ 1,269        $ 2,600        $ 2,485

Expenses
  Operating                        505            776          1,516          1,558
  Interest                         462            355            924            710
  Depreciation                     264            282            528            564
                                 1,231          1,413          2,968          2,832

Net income (loss)                $ 89          $ (144)        $ (368)       $ (347)

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships included above. During the six months ended June 30, 2005 and 2004, affiliates of the Corporate General Partner were paid approximately $21,000 and $15,000, respectively, for providing property management services.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a second Local Limited Partnership, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at June 30, 2005.

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

At June 30, 2005, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,798,000. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in the Plaza Village note payable and is the custodian for the holder of the 85% interest in the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. The Partnership risks losing its investment in the Plaza Village Local Limited Partnership through foreclosure. The investment in Plaza Village was zero at June 30, 2005.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For both of the six months ended June 30, 2005 and 2004, approximately $74,000 has been expensed.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 for both of the six months ended June 30, 2005 and 2004, and is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. During the six months ended June 30, 2005, the Partnership repaid approximately $46,000 to the Corporate General Partner. As of June 30, 2005, the Partnership owed the Corporate General Partner approximately $55,000.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in the Plaza Village note payable, and is the custodian for the holder of the 85% interest in the Plaza Village note payable.

NOTE 5 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the six months ended June 30, 2005 and 2004, the number of Limited Partnership Interests decreased by 40 and 10 interests, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $113,000 which was invested in interest bearing accounts. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was approximately $2,000 for the six months ended June 30, 2005 and less than $1,000 for the six months ended June 30, 2004. The Partnership intends to continue investing available funds in this manner.

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

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. The Partnership risks losing its investment in the Plaza Village Local Limited Partnership, through foreclosure. The investment in Plaza Village is zero at June 30, 2005.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a second Local Limited Partnership, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. All of the investments in these Local Limited Partnerships were zero at June 30, 2005.

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

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $74,000 for both of the six months ended June 30, 2005 and 2004.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. During the six months ended June 30, 2005, the Partnership repaid approximately $46,000 to the Corporate General Partner. As of June 30, 2005, the Partnership owed the Corporate General Partner approximately $55,000, which is included in due to affiliates.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $36,000 and $50,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in such fees is due to a decrease in the cost of the annual audit and in legal costs associated with preparation of consent solicitations. General and administrative expenses were approximately $18,000 and $21,000 for the six months ended June 30, 2005 and 2004, respectively.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received approximately $15,000 in distributions that were recognized as income during the six months ended June 30, 2005. No distributions were received during the six months ended June 30, 2004. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the six months ended June 30, 2005 and 2004, there was no equity in losses in Local Limited Partnerships. The Partnership did not make any advances during the six months ended June 30, 2005 or 2004.

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

Other

AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.51% of the outstanding Units at June 30, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIE's for which the Partnership was not the primary beneficiary. Those four VIE's consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of four apartment properties with a total of 736 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. As of June 30, 2005, the Partnership continued to hold variable interests in the same four VIE's as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

                                    Date: August 12, 2005

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


Date:  August 12, 2005

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


Date:  August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Housing Programs Limited (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 12, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.