Form 10QSB
period 2005-09-30
HOUSING PROGRAMS LTD
filed 2005-11-14
CIK 750304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                               SEPTEMBER 30, 2005
                                   (Unaudited)



                          ASSETS

Investments in local limited partnerships (Note 2)                            $ --
Cash and cash equivalents                                                       214
Other receivable                                                                 12
            Total assets                                                     $ 226

            LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Note payable in default (Note 3)                                         $ 2,000
   Accrued interest payable in default (Note 3)                               3,846
   Accrued fees due to affiliates (Note 4)                                       29
   Accounts payable                                                              39
   Advances due to affiliates (Note 4)                                           55
                                                                              5,969
Partners' deficit:
   General partners                                              (308)
   Limited partners                                            (5,435)       (5,743)
            Total liabilities and partners' deficit                          $ 226

                See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (in thousands, except per interest data)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2005          2004           2005          2004

INTEREST INCOME                                $ 1           $ 1           $ 3            $ 1

OPERATING EXPENSES:
  Management fees - partners (Note 4)             37            37           111            111
  General and administrative (Note 4)             11             4            29             25
  Legal and accounting                            16            31            52             81
  Interest                                        48            49           143            143
        Total operating expenses                 112           121           335            360

Loss from partnership operations                (111)         (120)         (332)          (359)
Distributions from local limited
  partnerships recognized as income
     (Note 2)                                    127            22           142             22

Net income (loss)                             $ 16          $ (98)        $ (190)       $ (337)

Net loss to general partners (1%)             $ --          $ (1)          $ (2)         $ (3)

Net income (loss) to limited partners
  (99%)                                           16           (97)         (188)          (334)

                                              $ 16          $ (98)        $ (190)       $ (337)
Net income (loss) per limited
  partnership interest (Note 1)              $ 1.31        $ (7.91)      $(15.35)       $(27.24)

                See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except interest data)

                                        General          Limited
                                       Partners          Partners          Total

Partners' deficit,
  December 31, 2004                     $ (306)          $ (5,247)        $ (5,553)

Net loss for the nine months
  ended September 30, 2005                   (2)             (188)            (190)

Partners' deficit,
  September 30, 2005                    $ (308)          $ (5,435)        $ (5,743)

Percentage interest at
  September 30, 2005                      1%               99%              100%
                                                                             (A)

(A)   Consists of 12,210 and 12,250 partnership  interests at September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, 40 and 10 interests were abandoned, respectively (Note 5).


                See Accompanying Notes to Financial Statements

                            HOUSING PROGRAMS LIMITED
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (190)         $ (337)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Accrued interest payable                                          143             143
      Accounts payable and accrued expenses                               6              48
      Accounts receivable                                               (12)             --
      Accrued fees due to partners                                       29             (50)
         Net cash used in operating activities                          (24)           (196)

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Repayment of advances from affiliates                             (46)             --

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (70)           (196)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          284             226

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 214            $ 30

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2005 and the results of operations and changes in cash flows for the nine months ended September 30, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIEs for which the Partnership was not the primary beneficiary. Those four VIEs consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of four apartment properties with a total of 736 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of September 30, 2005, the Partnership continued to hold variable interests in the same four VIEs as determined upon adoption of FIN
46. The Partnership's maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2005, the Partnership holds limited partnership interests in four local limited partnerships (the "Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 736 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received approximately $142,000 and $22,000 in distributions that were recognized as income during the nine months ended September 30, 2005 and 2004, respectively.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of September 30, 2005.

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2005 and 2004 for the Local Limited Partnerships in which the Partnership has investments (in thousands):

                                 Three Months Ended            Nine Months Ended
                                    September 30,                September 30,
                                 2005           2004           2005          2004
Revenues
  Rental and other             $ 1,147        $ 1,311        $ 3,747        $ 3,796

Expenses
  Operating                        877            777          2,393          2,335
  Interest                         462            355          1,386          1,065
  Depreciation                     264            282            792            846
                                 1,603          1,414          4,571          4,246

Net loss                        $ (456)        $ (103)        $ (824)       $ (450)

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships included above. During the nine months ended September 30, 2005 and 2004, affiliates of the Corporate General Partner were paid approximately $30,000 and $24,000, respectively, for providing property management services.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a second Local Limited Partnership, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. The investments in both of these Local Limited Partnerships was zero at September 30, 2005.

The current policy of the United States Department of Housing and Urban Development ("HUD") is not to renew the Housing Assistance Payment ("HAP")
Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

At September 30, 2005, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,846,000. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in the Plaza Village note payable and is the custodian for the holder of the 85% interest in the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. The Partnership risks losing its investment in the Plaza Village Local Limited Partnership through foreclosure. The investment in Plaza Village was zero at September 30, 2005.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For both of the nine months ended September 30, 2005 and 2004, approximately $111,000 has been expensed.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 for both of the nine months ended September 30, 2005 and 2004, and is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. During the nine months ended
September 30, 2005, the Partnership repaid approximately $46,000 to the Corporate General Partner. As of September 30, 2005, the Partnership owed the Corporate General Partner approximately $55,000.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in the Plaza Village note payable, and is the custodian for the holder of the 85% interest in the Plaza Village note payable.

NOTE 5 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the nine months ended September 30, 2005 and 2004, the number of Limited Partnership Interests decreased by 40 and 10 interests, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

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

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $214,000 which was invested in interest bearing accounts. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was approximately $1,000 and $3,000 for the three and nine months ended September
30, 2005 and $1,000 for both the three and nine month periods ended September 30, 2004. The Partnership intends to continue investing available funds in this manner.

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

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. The Partnership risks losing its investment in the Plaza Village Local Limited Partnership, through foreclosure. The investment in Plaza Village is zero at September 30, 2005.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000. In addition, a second Local Limited Partnership, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999. Each of these Local Limited Partnerships is in default on these obligations. The Partnership risks losing its investments in these Local Limited Partnerships through foreclosure. The investments in both of these Local Limited Partnerships was zero at September 30, 2005.

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

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $111,000 for both of the nine months ended September 30, 2005 and 2004.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. During the nine months ended
September 30, 2005, the Partnership repaid approximately $46,000 to the Corporate General Partner. As of September 30, 2005, the Partnership owed the Corporate General Partner approximately $55,000, which is included in due to affiliates.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $52,000 and $81,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in such fees is due to a decrease in the cost of the annual audit and in legal costs associated with preparation of consent solicitations in 2004. General and administrative expenses were approximately $29,000 and $25,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership received approximately $142,000 and $22,000 in distributions that were recognized as income during the nine months ended September 30, 2005 and 2004, respectively. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the nine months ended September 30, 2005 and 2004, there was no equity in losses in Local Limited Partnerships. The Partnership did not make any advances during the nine months ended September 30, 2005 or 2004.

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

Other

AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.51% of the outstanding Units at September 30, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIEs for which the Partnership was not the primary beneficiary. Those four VIEs consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of four apartment properties with a total of 736 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of September 30, 2005, the Partnership continued to hold variable interests in the same four VIEs as determined upon adoption of FIN
46. The Partnership's maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from these VIEs, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

                                    Date: November 14, 2005

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


Date:  November 14, 2005

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


Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Housing Programs Limited (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 14, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.