Form 10KSB
period 2005-12-31
HOUSING PROGRAMS LTD
filed 2006-03-31
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

12,368 Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $4,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Housing Programs Limited ("HPL" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 15, 1984.  On September 12, 1984, the Partnership offered 3,000 units consisting of 6,184 Limited Partnership Interests and warrants to purchase a maximum of 6,184 Additional Limited Partnership Interests through a public offering.  The Partnership shall be dissolved only upon the expiration of 50 complete calendar years (December 31, 2034) from the date of the formation of the Partnership or upon the occurrence of various other events as described in the terms of the Partnership agreement. The principal business of the Partnership is to invest in other limited partnerships which own or lease and operate Federal, state and local government-assisted housing projects.

The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), Housing Programs Corporation II and National Partnership Investment Associates (collectively, the “General Partners”). NAPICO and Housing Programs Corporation II are subsidiaries of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of the Partnership is conducted primarily by NAPICO. The General Partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments.

The Partnership holds limited partnership interests in four local limited partnerships (the "Local Limited Partnerships") as of December 31, 2005. The Partnership surrendered its interest in one Local Limited Partnership in 2001, and the properties in three Local Limited Partnerships were sold in 2003. Subsequent to December 31, 2005, one property in a Local Limited Partnership was sold. The remaining Local Limited Partnerships’ general partners are unaffiliated with the Partnership.  Each of the Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

The Partnership became the limited partner in the Local Limited Partnerships pursuant to arm’s-length negotiations with the Local Limited Partnerships’ general partners who are often the original project developers.  In certain other cases, the Partnership invested in newly formed Local Limited Partnerships which, in turn, acquired the projects.  As a limited partner, the Partnership’s liability for obligations of the Local Limited Partnership is limited to its investment.  The general partner of the Local Limited Partnership retains responsibility for maintaining, operating and managing the project.  Under certain circumstances of default, the Partnership has the right to replace the general partners of the Local Limited Partnerships, but otherwise does not have control of sale, refinancing, etc.

Although each of the Local Limited Partnerships in which the Partnership has invested will generally own a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible “low income” tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

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

Laws benefiting disabled persons may result in the Local Limited Partnerships’ incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or restrict renovations of the properties.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnerships’ properties are substantially in compliance with the present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2005, all of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2005, of the projects owned by the Local Limited Partnerships in which the Partnership has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT

DECEMBER 31, 2005

		Financed	Units
		Insured	Authorized
		And	For Rental	Percentage of	Percentage of
	No. of	Subsidized	Assistance Under	Total Units	Total Units
Name and Location	Units	Under	Section 8 (B)	Occupied	Occupied
				2005	2004
Cloverdale (C)
Crawfordsville, IN	100	(A)	100	93%	95%

Evergreen	330	--	330	96%	96%
Oshtemo, MI

Jenny Lind Hall	78	(B)	78	98%	98%
Springfield, MO

Plaza Village	228	(A)	228	96%	96%
Woonsocket, RI

TOTAL	736		736

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974.

(C)

Subsequent to December 31, 2005, the Local Limited Partnership sold the property.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2005.

	HPL	Original Cost		Notes Payable
	Percentage	of Ownership	Mortgage	and
Partnership	Interest	Interests	Notes	Accrued Interest
		(in thousands)
Cloverdale	99%	$ 456	$ 588	$ --
Oshtemo	99%	967	12,712	--
Jenny Lind Hall	99%	2,675	1,229	4,914
Plaza Village	99%	1,338	2,319	--
			$16,848	$4,914

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates.  In general, this insulates the properties from market competition.

ITEM 2.

PROPERTIES

See “Item 1. Description of Business” for the real estate owned by the Partnership through the ownership of limited partnership interest in Local Limited Partnerships.

ITEM 3.

LEGAL PROCEEDINGS

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interest; therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership.  Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2005, there were 2,515 registered holders, owning an aggregate of 12,210 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or dispositions of its investments in Local Limited Partnerships.  No distributions were made during the years ended December 31, 2005 and 2004.

In addition to its indirect ownership of the general partnership interest, in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.51% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. No advances were received during the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, the Partnership repaid approximately $46,000 of these advances. At December 31, 2005, approximately $55,000 of advances are due to the Corporate General Partner.

As of December 31, 2005, and 2004, the Partnership had cash and cash equivalents of approximately $62,000 and $284,000, respectively. The Partnership earned approximately

$4,000 and $1,000 in interest income for the years ended December 31, 2005 and 2004, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. The Partnership intends to continue investing available funds in this manner.

Cash and cash equivalents decreased approximately $222,000 for the year ended December 31, 2005 from the Partnership’s previous year end due to cash used in operating and financing activities of approximately $176,000 and $46,000, respectively. Cash used in financing activities consisted of repayment of advances from an affiliate of the Corporate General Partner.

One of the Partnership’s investments, Plaza Village, involved the purchase of partnership interests in Local Limited Partnerships from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $2,000,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum. The notes matured in 1999. This obligation and related interest are collateralized by the Partnership’s investment in the Local Limited Partnership.  Unpaid interest was due at maturity of the notes.

At December 31, 2005, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,896,000. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000.  The Local Limited Partnership is in default of the obligation.  The investment in the Local Limited Partnership was zero at December 31, 2005.  Subsequent to December 31, 2005, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders agreed to allow the Partnership a distribution of $75,000 and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money note and accrued interest.  The sale of the property also required partial approval by HUD.  The Partnership successfully obtained HUD approval.  The sale was finalized on January 26, 2006.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999.  The Local Limited Partnership is in default of the obligation.  The Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment in this Local Limited Partnership was zero at December 31, 2005.

Results of Operations

At December 31, 2005, the Partnership has investments in four Local Limited Partnerships, all of which own housing projects that were substantially all rented.  The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from Local Limited Partnerships for the years ended December 31, 2005 and 2004, as the Partnership’s investment in all the Local Limited Partnerships had been reduced to zero prior to January 1, 2004.

Partnership revenues consist primarily of interest income earned on investment of funds. The Partnership also receives distributions from the Local Limited Partnerships in which it has invested. During the years ended December 31, 2005 and 2004, the Partnership received approximately $142,000 and $399,000, respectively, from operations and the refinancing of the investment property at one of the Local Limited Partnerships. The Partnership received a distribution from a Local Limited Partnership in the amount of approximately $127,000 during the third quarter of 2005 and recognized this distribution as income due to the Partnership having no investment balance remaining in this Local Limited Partnership. In the fourth quarter of 2005, the Partnership received notification from its financial institution that the check was being returned due to the payee information having the old Partnership name.  The Partnership contacted the Local Limited Partnership to have the check reissued with Housing Programs Limited as the payee.  At December 31, 2005, the Partnership established a receivable for $127,000 related to this distribution and subsequent to December 31, 2005, the Partnership collected the $127,000. These amounts were recognized as income because the Partnership had no remaining basis in these investments.

Total revenues for the Local Limited Partnerships were approximately $5,029,000 and $4,801,000 for the years ended December 31, 2005 and 2004, respectively.

Total expenses for the Local Limited Partnerships were approximately $5,581,000 and $5,562,000 for the years ended December 31, 2005 and 2004, respectively.

Total net loss for the Local Limited Partnerships was approximately $552,000 for the year ended December 31, 2005 and total net loss was approximately $761,000 for the year ended December 31, 2004. The income or loss allocated to the Partnership was approximately $546,000 and $753,000 for 2005 and 2004, respectively.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's original invested assets of the Local Limited Partnerships. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $148,000 for each of the years ended December 31, 2005 and 2004.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $80,000 and $99,000 for the years ended December 31, 2005 and 2004, respectively.  General and administrative expenses were approximately $37,000 and $31,000 for the years ended December 31, 2005 and 2004, respectively. Legal and accounting fees decreased due to a decrease in legal expenses associated with the preparation of consent solicitations.  General and administrative expense increased due to an increase in administrative expenses charged to the Partnership.  Interest expense was approximately $191,000 for each of the years ended December 31, 2005 and 2004.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.51% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all local limited partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIE’s for which the Partnership was not the primary beneficiary.  Those four VIE’s consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of four apartment properties with a total of 736 units.  Subsequent to December 31, 2005, one Local Limited Partnership sold its investment property consisting of 100 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 –Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investment in Local Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

ITEM 7.

FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005.

Statements of Operations - Years ended December 31, 2005 and 2004.

Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004.

Statements of Cash Flows - Years ended December 31, 2005 and 2004.

Notes to financial statements.

Report of Independent Registered Public Accounting Firm

The Partners

Housing Programs Limited

We have audited the accompanying balance sheet of Housing Programs Limited as of December 31, 2005, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 24, 2006

HOUSING PROGRAMS LIMITED

BALANCE SHEET

(in thousands)

DECEMBER 31, 2005

ASSETS

Investments in local limited partnerships (Note 2)	$ --
Cash and cash equivalents	62
Accounts receivable	139

Total assets	$ 201

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Note payable in default (Note 3)	$ 2,000
Accrued interest payable in default (Note 3)	3,896
Accrued fees due to affiliates	58
Accounts payable	55
Advances due to affiliates (Note 4)	55
6,064

Partners' deficit:
General partners	(309)
Limited partners	(5,554)
(5,863)

Total liabilities and partners' deficit	$ 201

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Interest Income	$ 4	$ 1

Operating Expenses:
Management fees - partners (Note 4)	148	148
General and administrative (Note 4)	37	31
Legal and accounting	80	99
Interest	191	191
Total operating expenses	456	469

Loss from partnership operations	(452)	(468)
Distributions from local limited partnerships
recognized as income (Note 2)	142	399

Net loss (Note 6)	$ (310)	$ (69)

Net loss to general partners (1%)	$ (3)	$ (1)
Net loss to limited partners (99%)	(307)	(68)

	$ (310)	$ (69)

Net loss per limited partnership interest (Note 1)	$(25.14)	$ (5.55)

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	General	Limited
	Partners	Partners	Total

Deficit, December 31, 2003	$(305)	$ (5,179)	$ (5,484)

Net loss for the year ended
December 31, 2004	(1)	(68)	(69)

Deficit, December 31, 2004	(306)	(5,247)	(5,553)

Net loss for the year ended
December 31, 2005	(3)	(307)	(310)

Deficit, December 31, 2005	$(309)	$ (5,554)	$ (5,863)

Percentage interest at December 31, 2005	1%	99%	100%
		(A)

(A)

Consists of 12,210 and 12,250 interests at December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, 40 and 10 interests were abandoned, respectively (Note 5).

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (310)	$ (69)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Changes in accounts:
Accrued interest payable	191	191
Accounts receivable	(139)	--
Accounts payable	24	23
Accrued fees due to affiliates	58	(87)
Net cash (used in) provided by operating activities	(176)	58

Cash flows used in financing activities:
Repayment of advances from affiliates	(46)	--

Net (decrease) increase in cash and cash equivalents	(222)	58
Cash and cash equivalents, beginning of year	284	226

Cash and cash equivalents, end of year	$ 62	$ 284

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Partnership was organized under the California Uniform Limited Partnership Act on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), Housing Programs Corporation II and National Partnership Investment Associates (collectively, the "General Partners").   NAPICO and Housing Programs Corporation II are subsidiaries of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with AIMCO and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO.  Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,210 and 12,250 at December 31, 2005 and 2004, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $62,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2005 and 2004.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” as amended by SFAS No. 119, “Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments,” requires disclosure of fair value information about significant Financial Instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the note payable and the balances due to the Corporate General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all local limited partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIE’s for which the Partnership was not the primary beneficiary.  Those four VIE’s consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of four apartment properties with a total of 736 units. Subsequent to December 31, 2005, one local limited partnership sold its investment property consisting of 100 units. The Partnership is involved with those VIE’s as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2005, the Partnership holds limited partnership interests in four local limited partnerships (the "Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 736 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 – Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

The Partnership has no carrying value in investments in the Local Limited Partnerships as of December 31, 2005.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., has outstanding purchase money notes and accrued interest that matured in December 2000.  The Local Limited Partnership is in default of the obligation.  The investment in the Local Limited Partnership was zero at December 31, 2005.  Subsequent to December 31, 2005, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders have agreed to allow the Partnership a distribution of $75,000 and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money notes and accrued interest.  The sale of the property also required partial approval by HUD.  The Partnership successfully obtained HUD approval.  The sale was finalized on January 26, 2006.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999.  The Local Limited Partnership is in default of the obligation.  The Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment in this Local Limited Partnership was zero at December 31, 2005.

The Partnership’s value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are, for certain Local Limited Partnerships, individually, not material to the overall financial position of the Partnership.  The financial information from the unaudited condensed combined financial statements of such Local Limited Partnerships at December 31, 2005 and for each of the two years in the periods then ended is presented below (2004 amounts have been restated to exclude the operations of Cloverdale Heights Apts.,  Ltd., which sold its investment property on January 26, 2006).  The Partnership’s value of its investment in Oshtemo Limited Dividend Housing Associates (“Oshtemo”) is material to its financial position and the amounts included below for Oshtemo are included on an audited basis.

The difference between the investment per the accompanying balance sheet at December 31, 2005, and the equity per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Condensed Combined Balance Sheet of the Local Limited Partnerships
(in thousands)
	December 31, 2005
Assets	Unaudited	Oshtemo	Total
Land	$ 413	$ 617	$ 1,030
Building and improvements, net of
accumulated depreciation of
$7,551 and $11,343	958	5,715	6,673
Other assets	1,876	4,240	6,116
Total assets	$ 3,247	$ 10,572	$ 13,819

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 3,548	$ 12,712	$ 16,260
Notes payable	839	--	839
Accrued interest on notes payable	4,075	--	4,075
Other liabilities	321	625	946
	8,783	13,337	22,120
Partners' deficit
General partners	(113)	(28)	(141)
Limited partners	(5,423)	(2,737)	(8,160)
	(5,536)	(2,765)	(8,301)

Total liabilities and partners'
deficit	$ 3,247	$ 10,572	$ 13,819

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
				Restated		Restated
	2005	2005	2005	2004	2004	2004
Revenues:	(Unaudited)	Oshtemo	Total	(Unaudited)	Oshtemo	Total
Rental income	$ 2,145	$ 2,319	$ 4,464	$ 1,986	$ 2,297	$ 4,283
Other income	306	259	565	267	251	518
Total revenues	2,451	2,578	5,029	2,253	2,548	4,801

Expenses:
Operating expenses	1,701	1,304	3,005	1,516	1,295	2,811
Financial expenses	251	792	1,043	281	806	1,087
Interest on notes payable	795	--	795	673	--	673
Depreciation	102	636	738	345	646	991
Total expenses	2,849	2,732	5,581	2,815	2,747	5,562

Loss from continuing operations	$ (398)	$ (154)	$ (552)	$ (562)	$ (199)	$ (761)

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

An affiliate served as the property manager for one of the Local Limited Partnerships' properties, receiving property management fees of approximately $38,000 and $30,000 for 2005 and 2004, respectively.

NOTE 3 – NOTE PAYABLE

One of the Partnership’s investments, Plaza Village, involved a purchase of partnership interests in Local Limited Partnership from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $2,000,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum. The notes matured in 1999. These obligations and related interest are collateralized by the Partnership’s investment in the Local Limited Partnership, as defined in the notes.  Unpaid interest was due at maturity of the notes.

At December 31, 2005, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,896,000.  AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure. The investment in Plaza Village was zero at December 31, 2005.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the original invested assets of the Local Limited Partnerships.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2005 and 2004, this fee was approximately $148,000. At December 31, 2005, approximately $49,000 of fees were owed to the Corporate General Partner.

The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $19,000 for both the years ended December 31, 2005 and 2004 and is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Corporate General Partner may advance the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest.  No advances were received during the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, the Partnership repaid approximately $46,000 of these advances. At December 31, 2005, approximately $55,000 in advances were owed to the Corporate General Partner.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

In addition to its indirect ownership of the general partnership interest, in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.51% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

NOTE 5 – ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the years ended December 31, 2005 and 2004, the number of Limited Partnership Interests decreased 40 and 10 interests, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

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

A reconciliation follows:

	Years Ended December 31,
	2005	2004
	(in thousands)
Net (loss) income per financial statements	$ (310)	$ (69)
Other	491	245
Partnership's share of Local Limited
Partnership	401	476
Income (loss) per tax return	$ 582	$ 652

Income (loss) per limited partnership interest	$ 94.42	$ 52.69

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31, 2005
(in thousands)

Net deficit as reported	$ (5,863)

(Deduct) add:
Investment in Partnerships	(14,014)
Syndication	4,235
Interest	5,608
Other	389

Net deficit – federal tax basis	$ (9,645)

NOTE 7 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS INVESTED

(1)

Schedule of Encumbrances (all amounts unaudited except for those amounts relative to Oshtemo – see Note 2) (in thousands):

		Notes
		Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total
Oshtemo	$12,712	$ --	12,712
Jenny Lind Hall	1,229	4,914	6,143
Plaza Village	2,319	--	2,319
Total	$16,260	$ 4,914	$21,174

(2)

Schedule of Investment Properties (all amounts unaudited except for those amounts relative to Oshtemo – see Note 2) (in thousands):

			Buildings
			And
			Related
			Personal		Accumulated	Year of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
Oshtemo	$12,712	$ 617	$17,058	$17,675	$11,343	1978
Jenny Lind Hall	1,229	32	1,057	1,089	503	1977
Plaza Village	2,319	381	7,452	7,833	7,048	1975
Total	$16,260	$ 1,030	$25,567	$26,597	$18,894

(3)

Reconciliation of real estate and accumulated depreciation(all amounts unaudited except for those amounts relative to Oshtemo – see Note 2):

	Years Ended December 31,
				Restated		Restated
	2005	2005	2005	2004	2004	2004
	(Unaudited)	Oshtemo	Total	(Unaudited)	Oshtemo	Total
Real estate:
Balance at beginning of year	$ 8,597	$17,584	$26,181	$ 8,558	$17,488	$26,046
Improvements during the year	324	92	416	39	114	153
Disposal of property	--	--	--	--	(18)	(18)
Balance at end of year	$ 8,921	$17,676	$26,597	$ 8,597	$17,584	$26,181

	Years Ended December 31,
				Restated		Restated
	2005	2005	2005	2004	2004	2004
	(Unaudited)	Oshtemo	Total	(Unaudited)	Oshtemo	Total
Accumulated depreciation:
Balance at beginning
of year	$ 7,449	$10,707	$18,156	$ 7,107	$10,071	$17,178
Depreciation expense for
the year	102	636	738	345	646	991
Disposal of property	--	--	--	(3)	(10)	(13)
Balance at end of year	$ 7,551	$11,343	$18,894	$ 7,449	$10,707	$18,156

NOTE 8 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

OTHER INFORMATION

On March 6, 2006, Brian H. Shuman, 43, elected to step down as Chief Financial Officer of the Partnership’s Corporate General Partner, effective immediately.  On March 6, 2006, Kathleen Danilchick assumed the role of Chief Financial Officer of the Partnership’s Corporate General Partner.   Ms. Danilchick has previously served as Vice President, Capital Markets of an affiliate of the Partnership’s Corporate General Partner since December 2005.

PART III.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Housing Programs Limited (the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation (“NAPICO” or the “Corporate General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below.  The Corporate General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any directors or officers.

Name	Age	Position
David R. Robertson	39	President and Chief Executive
		Officer
Harry G. Alcock	43	Director and Executive Vice
		President
Jeffrey H. Sussman	40	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	36	Senior Vice President and Chief
		Financial Officer

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Exective Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Kathleen Danilchick has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since March 2006 and joined AIMCO in December 2005 as a Vice President in Capital Markets.  Ms. Danilchick is responsible for the financial affairs of NAPICO as well as the limited partnerships sponsored by it.  From January 2003 through October 2005 Ms. Danilchick was a Vice President at The Lionstone Group, a real estate investment firm, where she was responsible for the supervision and management of all aspects of the national office investment program.   Prior to joining The Lionstone Group, Ms. Danilchick was a Vice President for the Morgan Stanley Real Estate Funds in London, England.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Kathleen Danilchick meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the original invested assets of the Local Limited Partnerships.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2005 and 2004, this fee was approximately $148,000. At December 31, 2005, approximately $49,000 of fees were owed to the Corporate General Partner.

The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $19,000 for both the years ended December 31, 2005 and 2004 and is included in general and administrative expenses.

In accordance with the Partnership Agreement, the Corporate General Partner may advance the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest.  No advances were received during the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, the Partnership repaid approximately $46,000 of these advances. At December 31, 2005, approximately $55,000 in advances were owed to the Corporate General Partner.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in and is the trustee for the Plaza Village note payable.

In addition to its indirect ownership of the general partnership interest, in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.51% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General

Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 13.

EXHIBITS

See Exhibit Index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $49,000 for both 2005 and 2004.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $8,000 for 2005 and 2004, respectively.

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

By: /s/Kathleen Danilchick
Kathleen Danilchick
Chief Financial Officer

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: March 31, 2006
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Chief Financial Officer	Date: March 31, 2006
Kathleen Danilchick

HOUSING PROGRAMS LIMITED

EXHIBIT INDEX

 Exhibit

Description of Exhibit

3.1

Amendment, dated February 2, 2006, to Restated Certificate and Agreement of Limited Partnership incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2006 and filed February 2, 2006.

3.2

Amendment, dated February 2, 2006, to Restated Certificate and Agreement of Limited Partnership incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2006 and filed February 2, 2006.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 31, 2006

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Kathleen Danilchick, certify that:

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

Date:  March 31, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Housing Programs Ltd. (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: March 31, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.