Form 10QSB
period 2006-03-31
HOUSING PROGRAMS LTD
filed 2006-05-05
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

BALANCE SHEET

(in thousands)

March 31, 2006

(Unaudited)

ASSETS

Investments in local limited partnerships (Note 2)	$ --
Cash and cash equivalents	221
Accounts receivable	19

Total assets	$ 240

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Notes payable in default (Note 3)	$ 2,000
Accrued interest payable in default (Note 3)	3,943
Accrued fees due to affiliates (Note 4)	95
Accounts payable	27
Advances due to affiliates (Note 4)	55

6,120
Partners' deficit:
General partners	(309)
Limited partners	(5,571)

(5,880)

Total liabilities and partners' deficit	$ 240

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Interest income	$ 1	$ 1

Operating expense:
Management fees - partners (Note 4)	37	37
General and administrative (Note 4)	5	10
Legal and accounting	15	14
Interest	47	47
Total operating expenses	104	108

Loss from partnership operations	(103)	(107)

Distributions from Local Limited Partnership
recognized as income (Note 2)	11	--
Distributions from Local Limited Partnership
sale of investment property (Note 2)	75	--
Net loss	$ (17)	$ (107)

Net loss to general partners (1%)	$ --	$ (1)
Net loss to limited partners (99%)	(17)	(106)

	$ (17)	$ (107)
Net loss per limited partnership interest
(Note 1)	$ (1.39)	$ (8.65)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partners' deficit,
December 31, 2005	$ (309)	$(5,554)	$(5,863)

Net loss for the three months
ended March 31, 2006	--	(17)	(17)

Partners' deficit,
March 31, 2006	$ (309)	$(5,571)	$(5,880)

Percentage interest at
March 31, 2006	1%	99%	100%
		(A)

(A)

Consists of 12,210 partnership interests at March 31, 2006 and 2005. During the three months ended March 31, 2005, 40 interests were abandoned. No interests were abandoned during the three months ended March 31, 2006. (See Note 5)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (17)	$ (107)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Distributions from Local Limited Partnership sale of
investment property	(75)	--
Change in accounts:
Accounts receivable	120	--
Accrued interest payable	47	47
Accounts payable and accrued expenses	(28)	(12)
Accrued fees due to affiliates	37	--
Net cash provided by (used in) operating activities	84	(72)

Cash flows provided by investing activities:
Distributions from Local Limited Partnership sale of
investment property	75	--

Cash flows used in financing activates:
Repayment of advances from affiliates	--	(46)

Net increase (decrease) in cash and cash equivalents	159	(118)
Cash and cash equivalents, beginning of period	62	284

Cash and cash equivalents, end of period	$ 221	$ 166

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's annual report for the year ended December 31, 2005. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2006 and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,210 at January 1, 2006 and 12,250 at January 1, 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  During the three months ended March 31, 2006, one Local Limited Partnership previously determined to  be a VIE sold its investment property consisting of 100 units. The remaining three VIEs consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of three apartment properties with a total of 636 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2006, the Partnership holds limited partnership interests in three local limited partnerships (the "Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 636 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of March 31, 2006.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., sold its investment property on January 26, 2006 to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders allowed the Partnership a distribution of $75,000 and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money notes and accrued interest.  The sale of the property also required partial approval by HUD.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999.  The Local Limited Partnership is in default of the obligation.  The Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at March 31, 2006.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2006 and 2005 for the Local Limited Partnerships in which the Partnership has investments (2005 amounts have been restated to exclude the operations of Cloverdale Heights Apartments, Ltd., which sold its investment property on January 26, 2006)(in thousands):

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues
Rental and other	$ 1,257	$ 1,200

Expenses
Operating	1,011	975
Interest	199	168
Depreciation	185	248
	1,395	1,391

Loss from continuing operations	$ (138)	$ (191)

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships included above. During the three months ended March 31, 2006 and 2005, affiliates of the Corporate General Partner were paid approximately $11,000 and $10,000, respectively, for providing property management services.

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

NOTE 3 – NOTES PAYABLE

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

At March 31, 2006, the obligation relating to the Plaza Village note was $2,000,000 and accrued interest was approximately $3,943,000. AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in the Plaza Village note payable and is the custodian for the holder of the 85% interest in the Plaza Village note payable.

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. Management is attempting to negotiate extensions of the maturity date on the note payable. If the negotiations are unsuccessful, the Partnership could lose its investment in the Local Limited Partnership, Plaza Village Group, to foreclosure. The investment in Plaza Village was zero at March 31, 2006.

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For both of the three months ended March 31, 2006 and 2005, approximately $37,000 has been expensed. At March 31, 2006, approximately $86,000 of fees were owed to the Corporate General Partner.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $5,000 for the three months ended March 31, 2005, and is included in general and administrative expenses.   There were no amounts paid or accrued in 2006. At March 31, 2006, approximately $9,000 of reimbursements were owed to NAPICO.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest.  There were no such advances for the three months ended March 31, 2006. During the three months ended March 31, 2005, the Partnership repaid approximately $46,000 to the Corporate General Partner. As of March 31, 2006, the Partnership owed the Corporate General Partner approximately $55,000.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships included above. During the three months ended March 31, 2006 and 2005, affiliates of the Corporate General Partner were paid approximately $11,000 and $10,000, respectively, for providing property management services.

AIMCO, which indirectly owns the Corporate General Partner of the Partnership, has a 15% interest in the Plaza Village note payable, and is the custodian for the holder of the 85% interest in the Plaza Village note payable.

NOTE 5 – ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the three months ended March 31, 2005, the number of Limited Partnership Interests decreased by 40 interests due to limited partners abandoning their units. No units were abandoned during the three months ended March 31, 2006. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

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

Liquidity and Capital Resources

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships’ ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by those government assistance programs.

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

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. There were no such advances for the three months ended March 31, 2006. During the three months ended March 31, 2005, the Partnership repaid approximately $46,000 to the Corporate General Partner. As of March 31, 2006, the Partnership owed the Corporate General Partner approximately $55,000.

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $221,000 which was invested in interest bearing accounts. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was approximately $1,000 for each of the three months ended March 31, 2006 and 2005. The Partnership intends to continue investing available funds in this manner.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., had outstanding purchase money notes and accrued interest that matured in December 2000.  The Local Limited Partnership was in default of the obligation.  On January 26, 2006, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders agreed to allow the Partnership a distribution of $75,000 and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money note and accrued interest.  The sale of the property also required partial approval by HUD.

The Partnership received a distribution from a Local Limited Partnership in the amount of approximately $127,000 during the third quarter of 2005 and recognized this distribution as income due to the Partnership having no investment balance remaining in this Local Limited Partnership. In the fourth quarter of 2005, the Partnership received notification from its financial institution that the check was being returned due to the payee information having the old Partnership name.  The Partnership contacted the Local Limited Partnership to have the check reissued with Housing Programs Limited as the payee and the Partnership received the check for approximately $127,000 during the three months ended March 31, 2006.

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

The Partnership has not made any payments on the Plaza Village note and is in default under the terms of the note. The Partnership risks losing its investment in the Plaza Village Local Limited Partnership, through foreclosure. The investment balance in Plaza Village is zero at March 31, 2006.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999.  This Local Limited Partnership is in default on the obligations. The Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at March 31, 2006.

Results of Operations

At March 31, 2006, the Partnership has investments in three Local Limited Partnerships, all of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. During the three months ended March 31, 2006 the Partnership received approximately $11,000 in distributions which was recognized as income on the accompanying statement of operations. The Partnership received no distributions that were recognized as income during the three months ended March 31, 2005. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. The Partnership did not make any advances during the three months ended March 31, 2006 or 2005. There was no recognition of equity in loss from Local Limited Partnerships for the three months ended March 31, 2006 and 2005, as the Partnership’s investment balance in all three Local Limited Partnerships had been reduced to zero prior to January 1, 2005.

Partnership revenues consist primarily of interest income earned on investment of funds.  The partnership also receives distributions from the Local Limited Partnerships in which it has invested.  During the three months ended March 31, 2006 the Partnership received approximately $11,000 from operations of one of the Local Limited

Partnerships.  This amount was recognized as income because the Partnership had no remaining investment balance in this Local Limited Partnership.  There were no distributions received during the three months ended March 31, 2005.

During the three months ended March 31, 2006, the Partnership received a distribution of $75,000 from the proceeds of the sale of the investment property owned by Cloverdale Heights, Apartments, Ltd.  This distribution was reflected as income as the Partnership had no investment balance remaining in this Local Limited Partnership.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $37,000 for both of the three months ended March 31, 2006 and 2005.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $15,000 and $14,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in such fees is due to an increase in the cost of the annual audit. General and administrative expenses were approximately $5,000 and $10,000 for the three months ended March 31, 2006 and 2005, respectively.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such current policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of this current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.51% of the outstanding Units at March 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  During the three months ended March 31, 2006, one Local Limited Partnership previously determined to  be a VIE sold its investment property consisting of 100 units. The remaining three VIEs consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of three apartment properties with a total of 636 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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
Senior Vice President and
Chief Financial Officer

Date: May 5, 2006

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

Date:  May 5, 2006

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

Date:  May 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Housing Programs Limited (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 5, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.