Form 10QSB
period 2006-09-30
HOUSING PROGRAMS LTD
filed 2006-11-09
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

BALANCE SHEET

(in thousands)

SEPTEMBER 30, 2006

(Unaudited)

ASSETS

Investments in local limited partnerships (Note 2)		$ --
Cash and cash equivalents		222
Other receivable		19
Total assets		$ 241

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Note payable in default (Note 3)		$ 1,020
Accrued interest payable in default (Note 3)		2,059
Accrued fees due to affiliates (Note 4)		157
Accounts payable		33
Advances due to affiliates (Note 4)		55
		3,324
Partners' deficit:
General partners	(281)
Limited partners	(2,802)	(3,083)
Total liabilities and partners' deficit		$ 241

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest income	$ 3	$ 1	$ 6	$ 3

Operating expenses:
Management fees – partners (Note 4)	37	37	111	111
General and administrative (Note 4)	3	11	14	29
Legal and accounting	3	16	35	52
Interest	48	48	142	143
Total operating expenses	91	112	302	335

Loss from partnership operations	(88)	(111)	(296)	(332)
Distributions from local limited
partnerships recognized as income
(Note 2)	--	127	17	142

Distributions from Local Limited
Partnership sale of investment property	--	--	75	--
Gain on assignment of limited
partnership interests (Note 2)	25	--	25	--
Gain on extinguishment of debt
(Notes 2 and 3)	2,959	--	2,959	--
Net income (loss)	$ 2,896	$ 16	$ 2,780	$ (190)

Net income (loss) to general partners
(1%)	$ 29	$ --	$ 28	$ (2)
Net income (loss) to limited partners
(99%)	2,867	16	2,752	(188)

	$ 2,896	$ 16	$ 2,780	$ (190)
Net income (loss) per limited
partnership interest (Note 1)	$234.81	$ 1.31	$225.39	$(15.35)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total
(A)
Partners' deficit,
December 31, 2005	$ (309)	$ (5,554)	$ (5,863)

Net income for the nine months
ended September 30, 2006	28	2,752	2,780

Partners' deficit,
September 30, 2006	$ (281)	$ (2,802)	$ (3,083)

(A)

Consists of 12,186 and 12,210 partnership interests at September

30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, 24 and 40 interests were abandoned, respectively (Note 5).

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 2,780	$ (190)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Distributions from Local Limited Partnership sale of
investment property	(75)	--
Gain on assignment of limited partnership interest	(25)	--
Gain on extinguishment of debt	(2,959)	--
Change in accounts:
Accrued interest payable	142	143
Accounts payable and accrued expenses	(22)	6
Accounts receivable	120	(12)
Accrued fees due to partners	99	29
Net cash provided by (used in) operating activities	60	(24)

Cash flows from investing activities:
Distributions from Local Limited Partnership sale of
investment property	75	--
Proceeds from sale of limited partnership interests	25	--
Net cash provided by investing activities	100	--

Cash flows used in financing activities:
Repayment of advances from affiliates	--	(46)

Net increase (decrease) in cash and cash equivalents	160	(70)
Cash and cash equivalents, beginning of period	62	284

Cash and cash equivalents, end of period	$ 222	$ 214

Supplemental disclosure of non-cash activity:
Extinguishment of debt related to Plaza Village	$ 2,959	$ --

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's annual report for the year ended December 31, 2005 filed by Housing Programs Limited (the “Partnership”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2006 and the results of operations and changes in cash flows for the nine months ended September 30, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  During the nine months ended September 30, 2006, one Local Limited Partnership previously determined to  be a VIE sold its investment property consisting of 100 units. The remaining three VIEs consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of three apartment properties with a total of 636 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2006, the Partnership holds limited partnership interests in three local limited partnerships (the "Local Limited Partnerships"). The Local Limited Partnerships own residential low income rental projects consisting of 636 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of between 51% and 99%.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of September 30, 2006.

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

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999.  The Local Limited Partnership is in default of the obligation.  The Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at September 30, 2006.

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest on the note related to Plaza Village.  During the nine months ended September 30, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000.  The Partnership expects to assign its remaining 51% limited partnership interest in Plaza Village to the same third party at a later date for approximately $25,000 upon the third party’s receipt of certain approvals from HUD. The third party has deposited these additional funds in an escrow account to be released to the Partnership upon receipt of the approvals. The investment balance in this Local Limited Partnership was zero at September 30, 2006.

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2006 and 2005 for the Local Limited Partnerships in which the Partnership has investments (2005 amounts have been restated to exclude the operations of Cloverdale Heights Apartments, Ltd, which sold its investment property on January 26, 2006) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues
Rental and other	$ 1,200	$ 1,032	$ 3,759	$ 3,384

Expenses
Operating	1,154	1,078	3,072	2,944
Interest	199	168	597	505
Depreciation	185	247	555	743
	1,538	1,493	4,224	4,192
Loss from continuing
operations	$ (338)	$ (461)	$ (465)	$ (808)

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships included above. During the nine months ended September 30, 2006 and 2005, affiliates of the Corporate General Partner were paid approximately $28,000 and $30,000, respectively, for providing property management services.

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

On September 27, 2006, the Partnership entered into an agreement with a third party to sell/assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principle and approximately $1,979,000 of accrued interest on the note related to Plaza Village.  During the nine months ended September 30, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000.  The Partnership expects to assign its remaining 51% limited partnership interest in Plaza Village to the same third party at a later date for approximately $25,000 upon the third party’s receipt of certain approvals from HUD. The third party has deposited these additional funds in an escrow account to be released to the Partnership upon receipt of the approvals. The investment balance in this Local Limited Partnership was zero at September 30, 2006.

At September 30, 2006, the obligation relating to the Plaza Village note was $1,020,000 and accrued interest was approximately $2,059,000. Such amounts exceed the value of the Partnership's interest in the Plaza Village Local Limited Partnership.  On September 27, 2006, AIMCO, which indirectly owns the Corporate General Partner of the Partnership, assigned its 15% interest in the Plaza Village note payable as well as its position as custodian of the Plaza Village note payable to a third party.

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For both of the nine months ended September 30, 2006 and 2005, approximately $111,000 has been expensed. At September 30, 2006, approximately $148,000 of fees were owed to the Corporate General Partner.

The Partnership reimbursed NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 for the nine months ended September 30, 2005, and is included in general and administrative expenses.   There were no amounts paid or accrued in 2006. At September 30, 2006, approximately $9,000 of reimbursements were owed to NAPICO.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest.  There were no such advances for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Partnership repaid approximately $46,000 to the Corporate General Partner. As of September 30, 2006, the Partnership owed the Corporate General Partner approximately $55,000.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships. During the nine months ended September 30, 2006 and 2005, affiliates of the Corporate General Partner were paid approximately $28,000 and $30,000, respectively, for providing property management services.

NOTE 5 – ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the nine months ended September 30, 2006 and 2005, the number of Limited Partnership Interests decreased by 24 and 40 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The net income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

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

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. These advances do not accrue interest. There were no such advances for the nine months ended September 30, 2006 and 2005. During the nine months ended September 30, 2005, the Partnership repaid approximately $46,000 to the Corporate General Partner. As of September 30, 2006, the Partnership owed the Corporate General Partner approximately $55,000.

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $222,000 which was invested in an interest bearing account. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was approximately $6,000 and $3,000 for the nine months ended September 30, 2006 and 2005, respectively. The Partnership intends to continue investing available funds in this manner.

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

The Partnership received a distribution from a Local Limited Partnership in the amount of approximately $127,000 during the third quarter of 2005 and recognized this distribution as income due to the Partnership having no investment balance remaining in this Local Limited Partnership. In the fourth quarter of 2005, the Partnership received notification from its financial institution that the check was being returned due to the payee information having the old Partnership name.  The Partnership contacted the Local Limited Partnership to have the check reissued with Housing Programs Limited as the payee and the Partnership received the check for approximately $127,000 during the nine months ended September 30, 2006.

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

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principle and approximately $1,979,000 of accrued interest on the note related to Plaza Village.  During the nine months ended September 30, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000.  The Partnership expects to assign its remaining 51% limited partnership interest in Plaza Village to the same third party at a later date for approximately $25,000 upon the third party’s receipt of certain approvals from HUD. The third party has deposited these additional funds in the escrow account to be released to the Partnership upon receipt of the approvals. The investment balance in this Local Limited Partnership was zero at September 30, 2006.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999.  This Local Limited Partnership is in default on the obligations. The Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at September 30, 2006.

Results of Operations

At September 30, 2006, the Partnership has investments in three Local Limited Partnerships, all of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2006 and 2005 the Partnership received approximately $17,000 and $142,000, respectively, in distributions which was recognized as income on the accompanying statement of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. The Partnership did not make any advances during the nine months ended September 30, 2006 or 2005. There was no recognition of equity in loss from Local Limited Partnerships for the nine months ended September 30, 2006 and 2005, as the Partnership’s investment balance in all three Local Limited Partnerships had been reduced to zero prior to January 1, 2005.

Partnership revenues consist primarily of interest income earned on investment of funds.  The Partnership also receives distributions from the Local Limited Partnerships in which it has invested.  During the nine months ended September 30, 2006 and 2005 the Partnership received approximately $17,000 and $142,000, respectively, from operations of one of the Local Limited Partnerships.  This amount was recognized as income because the Partnership had no remaining investment balance in this Local Limited Partnership.

During the nine months ended September 30, 2006, the Partnership received a distribution of $75,000 from the proceeds of the sale of the investment property owned by Cloverdale Heights, Apartments, Ltd.  This distribution was reflected as income as the Partnership had no investment balance remaining in this Local Limited Partnership.

During the nine months ended September 30, 2006, the Partnership received approximately $25,000 from the proceeds of the assignment of 49% of the Local Limited Partnership interests in Plaza Village and was reflected as income as the Partnership had no investment balance remaining in this Local Limited Partnership.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the original invested assets of the Local Limited Partnerships at the beginning of the year. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $111,000 for both of the nine months ended September 30, 2006 and 2005.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $35,000 and $52,000 for the nine months ended September 30, 2006 and 2005, respectively. Legal and accounting fees decreased for the nine months ended September 30, 2006 due to a decrease in legal fees associated with consent solicitations and a decrease in the annual audit fee. General and administrative expenses were approximately $14,000 and $29,000 for the nine months ended September 30, 2006 and 2005, respectively. Included in general and administrative expenses are costs incurred to communicate with investors and for the nine months ended September 30, 2005, reimbursements to NAPICO for certain expenses, which totaled approximately $14,000. There were no reimbursements to NAPICO during the nine months ended September 30, 2006.

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

Other

AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.53% of the outstanding Units at September 30, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of between 51% and 99%.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  During the nine months ended September 30, 2006, one Local Limited Partnership previously determined to  be a VIE sold its investment property consisting of 100 units. The remaining three VIEs consist of local limited partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of three apartment properties with a total of 636 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 9, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: November 9, 2006	By: /s/Kathleen Danilchick
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

10

Assignment of Limited Partnership Interest by and between Housing     Programs Limited, a California limited partnership and SHP  Acquisitions II, LLC, a Maine limited liability company, dated September 27, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2006 and filed October 3, 2006.

10.1

Escrow Agreement by and between Housing Programs Limited, a             California limited partnership and SHP Acquisitions II, LLC, a          Maine limited liability company, dated September 27, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2006 and filed October 3, 2006.

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

Date:  November 9, 2006

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

Date:  November 9, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Housing Programs Limited (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: November 9, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: November 9, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.