Form 10KSB
period 2006-12-31
HOUSING PROGRAMS LTD
filed 2007-04-02
CIK 750304

              UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

              WASHINGTON, DC  20549

                 Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _________to _________

                                  Commission file number 0-13808

                                    HOUSING PROGRAMS LIMITED

                              Name of small business issuer in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $9,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership holds limited partnership interests in three local limited partnerships (the "Local Limited Partnerships") as of December 31, 2006. The Partnership surrendered its interest in one Local Limited Partnership in 2001, and the properties in three Local Limited Partnerships were sold in 2003.  During the year ended December 31, 2006, one Local Limited Partnership, Cloverdale Heights Apartments, Ltd., sold its investment property and the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in one Local Limited Partnership, Plaza Village Group, in return for cash and extinguishment of debt. Subsequent to December 31, 2006, the Partnership assigned its remaining limited partnership interest in Plaza Village Group in return for cash and extinguishment of debt.  Each of the Local Limited Partnerships own residential low income rental projects consisting of a total of 636 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

Although each of the three remaining Local Limited Partnerships in which the Partnership has invested own a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible “low income” tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2006, all of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2006, of the projects owned by the Local Limited Partnerships in which the Partnership has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT

DECEMBER 31, 2006

		Financed	Units
		Insured	Authorized
		And	For Rental	Percentage of	Percentage of
	No. of	Subsidized	Assistance Under	Total Units	Total Units
Name and Location	Units	Under	Section 8 (B)	Occupied	Occupied
				2006	2005
Evergreen	330	--	330	94%	96%
Oshtemo, MI

Jenny Lind Hall	78	(B)	78	98%	98%
Springfield, MO

Plaza Village Group (C)	228	(A)	228	98%	96%
Woonsocket, RI

TOTAL	636		636

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974.

(C)

Subsequent to December 31, 2006 the Partnership assigned its remaining limited partnership interest to a third party.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2006.

		Acquisition Cost
Local	HPL	of Limited		Notes Payable
Limited	Limited	Partnership	Mortgage	and
Partnership	Interest	Interests	Notes	Accrued Interest
		(in thousands)
Oshtemo Limited
Dividend Housing
Associates	99.00%	$ 967	$12,352	--
Jenny Lind Hall II, L.P.	99.00%	2,675	1,138	5,876
Plaza Village Group	50.49%	1,338	(A)	(A)
			$13,490	$5,876

(A)

Subsequent to December 31, 2006, the Partnership assigned its remaining limited partnership interest to a third party.

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates.  In general, this insulates the properties from market competition.

ITEM 2.

PROPERTIES

See “Item 1. Description of Business” for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

ITEM 3.

LEGAL PROCEEDINGS

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The limited partnership interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest; therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership.  Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2006, there were 2,512 registered holders, owning an aggregate of 12,176 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancings or dispositions of its investments in Local Limited Partnerships.  No distributions were made during the years ended December 31, 2006 and 2005.

In addition to its indirect ownership of the general partnership interest, in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units"), or 1,161.0 limited partnership interests, in the Partnership representing 9.54% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses.  There were no such advances made during the years ended December 31, 2006 and 2005.

During the years ended December 31, 2006 and 2005, the Partnership repaid approximately $55,000 and $46,000, respectively, of advances to the Corporate General Partner.  There are no advances outstanding as of December 31, 2006.

As of December 31, 2006 and 2005, the Partnership had cash and cash equivalents of approximately $154,000 and $62,000, respectively, which was invested in an interest bearing account.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Interest earned was approximately $9,000 and $4,000 for the years ended December 31, 2006 and 2005, respectively.  The Partnership intends to continue investing available funds in this manner.

Cash and cash equivalents increased approximately $92,000 for the year ended December 31, 2006 from December 31, 2005 due to cash provided by operating and investing activities of approximately $47,000 and $100,000, respectively, partially offset by cash used in financing activities of approximately $55,000.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd. (“Cloverdale”), had outstanding purchase money notes and accrued interest that matured in December 2000.  The Local Limited Partnership was in default of the obligation.  On January 26, 2006, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders agreed to allow the Partnership a distribution of $75,000 and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money note and accrued interest.

The Partnership received a distribution from a Local Limited Partnership in the amount of approximately $127,000 during the third quarter of 2005 and recognized this distribution as income due to the Partnership having no investment balance remaining in this Local Limited Partnership. In the fourth quarter of 2005, the Partnership received notification from its financial institution that the check was being returned due to the payee information having the old Partnership name.  The Partnership contacted the Local Limited Partnership to have the check reissued with Housing Programs Limited as the payee and the Partnership received the check for approximately $127,000 during the year ended December 31, 2006.

One of the Partnership’s investments, Plaza Village Group (“Plaza Village”), involved a purchase of partnership interests in Local Limited Partnership from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $2,000,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum (“Plaza Notes”). The Plaza Notes matured in 1999. These obligations and related interest are collateralized by the Partnership’s investment in the Local Limited Partnership, as defined in the Plaza Notes.  Unpaid interest was due at maturity of the Plaza Notes.

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza Notes. During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000.  At December 31, 2006, the Plaza Notes were in default and totaled approximately $3,103,000 of principal and accrued interest. Subsequent to December 31, 2006, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest related to the Plaza Notes, upon the third party’s receipt of certain approvals from HUD. The investment balance in this Local Limited Partnership was zero at December 31, 2006.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at December 31, 2006. The Local Limited Partnership is in negotiations with the note holder on repayment. The Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at December 31, 2006.

Results of Operations

At December 31, 2006, the Partnership has investments in three Local Limited Partnerships, all of which own housing projects that were substantially all rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships, that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from Local Limited Partnerships for the years ended December 31, 2006 and 2005, as the Partnership’s investment in all the Local Limited Partnerships had been reduced to zero prior to January 1, 2005.

Partnership revenues consist primarily of interest income earned on investment of funds. The Partnership also receives distributions from the Local Limited Partnerships in which it has invested. During the years ended December 31, 2006 and 2005, the Partnership received approximately $17,000 and $142,000, respectively, from operations of the Local Limited Partnerships. These amounts were recognized as income on the statements of operations included in “Item 7. Financial Statements” because the Partnership had no remaining investment balance in this Local Limited Partnership.

During the year ended December 31, 2006, the Partnership received a distribution of $75,000 from the proceeds of the sale of the investment property owned by Cloverdale.  This distribution was reflected as income on the statement of operations included in “Item 7. Financial Statements”, as the Partnership had no investment balance remaining in this Local Limited Partnership.

During the year ended December 31, 2006, the Partnership received approximately $25,000 from the proceeds of the assignment of 49% of the Local Limited Partnership interests in Plaza Village, which is reflected as income on the statement of operations included in “Item 7. Financial Statements” as the Partnership had no investment balance remaining in this Local Limited Partnership.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $3,058,000 and $3,029,000 for the years ended December 31, 2006 and 2005, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $4,155,000 and $3,985,000 for the years ended December 31, 2006 and 2005, respectively.

Total loss from continuing operations for the Local Limited Partnerships was approximately $1,097,000 for the year ended December 31, 2006 and total loss from continuing operations was approximately $956,000 for the year ended December 31, 2005. The loss allocated to the Partnership was approximately $1,086,000 and $946,000 for 2006 and 2005, respectively, but is not recognized on the statements of operations included in “Item 7. Financial Statements” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's original invested assets of the Local Limited Partnerships. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $148,000 for each of the years ended December 31, 2006 and 2005. At December 31, 2006, approximately $186,000 of fees were owed to the Corporate General Partner.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $47,000 and $80,000 for the years ended December 31, 2006 and 2005, respectively.  Legal and accounting fees decreased due to a decrease in annual audit fees and a decrease in legal fees associated with Partnership administration. General and administrative expenses were approximately $14,000 and $37,000 for the years ended December 31, 2006 and 2005, respectively. General and administrative expenses include costs incurred to communicate with investors and for the year ended December 31, 2005, reimbursements to NAPICO for certain expenses, which totaled approximately $19,000.  Approximately $9,000 of these reimbursements to NAPICO were accrued at December 31, 2005 and paid during the year ending December 31, 2006. There were no reimbursements to NAPICO during the year ended December 31, 2006. Interest expense was approximately $167,000 and $191,000 for the years ended December 31, 2006 and 2005.  The decrease in interest expense for the year ended December 31, 2006 is due to the partial extinguishment of debt related to the Plaza Notes during 2006.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 50.49% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about our investments in unconsolidated Local Limited Partnerships.”

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.54% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2006, one Local Limited Partnership previously determined to be a VIE sold its investment property consisting of 100 units.  Interest in the remaining three VIEs, which consist of local limited partnerships that are directly engaged in the ownership and management of three apartment properties with a total of 636 units, were acquired prior to the adoption of FIN 46. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Subsequent to December 31, 2006, the Partnership sold its remaining limited Partnership interest in one VIE.

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

Method of Accounting for Investment in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships, that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99% for two Local Limited Partnerships and 50.49% for one Local Limited Partnership. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006.

Statements of Operations - Years ended December 31, 2006 and 2005.

Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005.

Statements of Cash Flows - Years ended December 31, 2006 and 2005.

Notes to financial statements.

Report of Independent Registered Public Accounting Firm

The Partners

Housing Programs Limited

We have audited the accompanying balance sheet of Housing Programs Limited as of December 31, 2006, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 30, 2007

HOUSING PROGRAMS LIMITED

BALANCE SHEET

(in thousands)

DECEMBER 31, 2006

ASSETS

Investments in local limited partnerships (Note 2)	$ --
Cash and cash equivalents	154
Accounts receivable	19

Total assets	$ 173

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Note payable in default (Note 3)	$ 1,020
Accrued interest payable in default (Note 3)	2,083
Accrued fees due to affiliates	186
Accrued expenses	38
3,327

Partners' deficit:
General partners	(282)
Limited partners	(2,872)
(3,154)

Total liabilities and partners' deficit	$ 173

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2006	2005
Revenues:
Interest income	$ 9	$ 4

Operating Expenses:
Management fees - partners (Note 4)	148	148
General and administrative (Note 4)	14	37
Legal and accounting	47	80
Interest	167	191
Total operating expenses	376	456

Loss from partnership operations	(367)	(452)
Distributions from Local Limited Partnerships
recognized as income (Note 2)	17	142
Distributions from Local Limited Partnership
sale of investment property (Note 2)	75	--
Gain on assignment of Limited Partnership interest
(Note 2)	25	--
Gain on extinguishment of debt (Notes 2 and 3)	2,959	--
Net income (loss) (Note 6)	$ 2,709	$ (310)

Net income (loss) to general partners (1%)	$ 27	$ (3)
Net income (loss) to limited partners (99%)	2,682	(307)

	$ 2,709	$ (310)

Net income (loss) per limited partnership interest
(Note 1)	$219.66	$(25.14)

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	General	Limited
	Partners	Partners	Total

Deficit, December 31, 2004	$(306)	$ (5,247)	$ (5,553)

Net loss for the year ended
December 31, 2005	(3)	(307)	(310)

Deficit, December 31, 2005	(309)	(5,554)	(5,863)

Net income for the year ended
December 31, 2006	27	2,682	2,709

Deficit, December 31, 2006	$(282)	$ (2,872)	$ (3,154)

Percentage interest at December 31, 2006	1%	99%	100%
		(A)

(A)

Consists of 12,176 and 12,210 interests at December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, 34 and 40 interests were abandoned, respectively (Note 5).

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 2,709	$ (310)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Distributions from Local Limited Partnership sale of
investment property	(75)	--
Gain on assignment of Limited Partnership interest	(25)	--
Gain on extinguishment of debt	(2,959)	--
Changes in accounts:
Accrued interest payable	167	191
Accounts receivable	120	(139)
Accrued expenses	(18)	24
Accrued fees due to affiliates	128	58
Net cash provided by (used in) operating activities	47	(176)

Cash flows from investing activities:
Distributions from Local Limited Partnership sale
of investment property	75	--
Proceeds from assignment of Limited Partnership interest	25	--
Net cash provided by investing activities	100	--

Cash flows used in financing activities:
Repayment of advances from affiliates	(55)	(46)

Net increase (decrease) in cash and cash equivalents	92	(222)
Cash and cash equivalents, beginning of year	62	284

Cash and cash equivalents, end of year	$ 154	$ 62

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No liquidation fee was accrued related to the sale of the investment property held by one Local Limited Partnership during 2006.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,210 and 12,250 at January 1, 2006 and 2005, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balance at December 31, 2006 is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2006 and 2005.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all local limited partnerships (the “Local Limited Partnerships”) in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2006, one Local Limited Partnership previously determined to be a VIE sold its investment property consisting of 100 units.  Interest in the remaining three VIEs, which consist of local limited partnerships that are directly engaged in the ownership and management of three apartment properties with a total of 636 units, were acquired prior to the adoption of FIN 46. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Subsequent to December 31, 2006, the Partnership sold its remaining limited partnership interest in one VIE.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2006, the Partnership holds limited partnership interests in three Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 636 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships, that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99% in two Local Limited Partnerships and 50.49% in one Local Limited Partnership.  Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of December 31, 2006.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., had outstanding purchase money notes and accrued interest that matured in December 2000.  As of December 31, 2005, the Local Limited Partnership was in default of this obligation. On January 26, 2006, with the necessary HUD approval, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders agreed to allow the Partnership a distribution of $75,000 and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money notes and accrued interest.  The investment in the Local Limited Partnership was zero at December 31, 2006 and 2005.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at December 31, 2006. The Local Limited Partnership is in negotiations with the note holder on repayment. The Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at December 31, 2006.

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village Group (“Plaza Village”) in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest on the note related to Plaza Village.  During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000.  Subsequent to December 31, 2006, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest on the note related to Plaza Village upon the third party’s receipt of certain approvals from HUD. The investment balance in this Local Limited Partnership was zero at December 31, 2006.

Although the Partnership’s recorded value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2006 and the unaudited condensed combined results of operations for each of the two years in the period ended December 31, 2006 is presented below. In accordance with SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets”, the results of Plaza Village Group have been excluded from the condensed combined balance sheet of the Local Limited Partnerships as of December 31, 2006 and the condensed combined results of operations of the Local Limited Partnerships for the years ended December 31, 2006 and 2005 due to the Partnership assigning its remaining limited partnership interest in Plaza Village Group on March 8, 2007.

The difference between the investment per the accompanying balance sheet at December 31, 2006, and the deficit per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Condensed Combined Balance Sheet of the Local Limited Partnerships
(in thousands)
December 31, 2006
(Unaudited)
Assets
Land	$ 649
Building and improvements, net of
accumulated depreciation of
$12,525	5,753
Other assets	4,674
Total assets	$ 11,076
Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 13,490
Notes payable	839
Accrued interest on notes payable	5,037
Other liabilities	946
20,312
Partners' deficit
General partners	(98)
Limited partners	(9,138)
(9,236)
Total liabilities and partners'
deficit	$ 11,076

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
	Years Ended
	December 31,
	2006	2005
Revenues:	(Unaudited)	(Unaudited)
		(Restated)
Rental income	$ 2,771	$ 2,747
Other income	287	282
Total revenues	3,058	3,029
Expenses:
Operating expenses	1,689	1,634
Financial expenses	811	837
Interest on notes payable	973	795
Depreciation and amortization	682	719
Total expenses	4,155	3,985
Loss from continuing operations	$(1,097)	$ (956)

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest rate second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

An affiliate served as the property manager for one of the Local Limited Partnerships' properties, receiving property management fees of approximately $37,000 and $38,000 for 2006 and 2005, respectively.

NOTE 3 – NOTE PAYABLE

One of the Partnership’s investments, Plaza Village, involved a purchase of partnership interests in Local Limited Partnership from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $2,000,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum (“Plaza Notes”). The Plaza Notes matured in 1999. These obligations and related interest are collateralized by the Partnership’s investment in the Local Limited Partnership, as defined in the Plaza Notes.  Unpaid interest was due at maturity of the Plaza Notes.

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza Notes. During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000.  At December 31, 2006 the Plaza Notes were in default and totaled approximately $3,103,000 of principal and accrued interest. Subsequent to December 31, 2006 the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest related to the Plaza Notes (representing all the outstanding principal and accrued interest), upon the third party’s receipt of certain approvals from HUD. The Partnership will recognize a gain on this extinguishment of debt in 2007. The investment balance in this Local Limited Partnership was zero at December 31, 2006.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the original invested assets of the Local Limited Partnerships.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2006 and 2005, this fee was approximately $148,000. At December 31, 2006, approximately $186,000 of fees were owed to the Corporate General Partner and are included in accrued fees due to affiliates on the accompanying balance sheet.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $19,000 for the year ended December 31, 2005 and is included in general and administrative expenses.  Approximately $9,000 of these reimbursements were accrued at December 31, 2005 and paid during the year ending December 31, 2006.  There were no reimbursements to NAPICO during the year ended December 31, 2006.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses.  There were no such advances for the years ended December 31, 2006 and 2005.  During the years ended December 31, 2006 and 2005, the Partnership repaid approximately $55,000 and $46,000, respectively, of these advances to the Corporate General Partner.  There are no advances outstanding as of December 31, 2006.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships. During the years ended December 31, 2006 and 2005, affiliates of the Corporate General Partner were paid approximately $37,000 and $38,000, respectively, for providing property management services.

In addition to its indirect ownership of the general partnership interest, in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.54% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

NOTE 5 – ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the years ended December 31, 2006 and 2005, the number of Limited Partnership Interests decreased by 34 and 40 interests, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The income or loss per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

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

A reconciliation follows:

	Years Ended December 31,
	2006	2005
	(in thousands)
Net income (loss) per financial statements	$ 2,709	$ (310)
Other	22	491
Partnership's share of Local Limited
Partnership	1,395	401
Income (loss) per tax return	$ 4,126	$ 582

Income (loss) per limited partnership interest	$656.12	$ 94.42

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities:

December 31, 2006
(in thousands)

Net deficit as reported	$ (3,154)

(Deduct) add:
Investment in Partnerships	(12,683)
Syndication	9,843
Interest	383
Other	385

Net deficit – federal tax basis	$ (5,226)

NOTE 7 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS INVESTED

(1)

Schedule of Encumbrances (Unaudited, in thousands):

		Notes Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total
Oshtemo Limited Dividend
Housing Association	$12,352	$ --	12,352
Jenny Lind Hall II, L.P.	1,138	5,876	7,014
Total	$13,490	$ 5,876	$19,366

(2)

Schedule of Investment Properties (Unaudited, in thousands):

			Buildings
			And
			Related
			Personal		Accumulated	Year of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
Oshtemo Limited
Dividend Housing
Association	$12,352	$ 617	$17,091	$17,708	$11,925	1978
Jenny Lind Hall,
II, L.P.	1,138	32	1,187	1,219	600	1977
Total	$13,490	$ 649	$18,278	$18,927	$12,525

(3)

Reconciliation of real estate and accumulated depreciation (Unaudited, in thousands):

	Years Ended December 31,

	2006	2005
	Total	Total
		(Restated)
Real estate:
Balance at beginning of year	$18,764	$18,631
Improvements during the year	163	133
Balance at end of year	$18,927	$18,764

	Years Ended December 31,

	2006	2005
	Total	Total
		(Restated)
Accumulated depreciation:
Balance at beginning of year	$11,845	$11,128
Depreciation expense for the year	680	717
Balance at end of year	$12,525	$11,845

(1)

Above schedules exclude Plaza Village Group due to the assignment of the Partnership’s remaining limited partnership interest on March 8, 2007.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

OTHER INFORMATION

None.

PART III.

ITEM 9.

DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Position
David R. Robertson	40	Director, President and Chief
		Executive Officer
Harry G. Alcock	44	Director and Executive Vice
		President
Lance J. Graber	45	Executive Vice President
Jeffrey H. Sussman	41	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	37	Senior Vice President and Chief
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

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country. Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

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

ITEM 10.

EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the original invested assets of the Local Limited Partnerships.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2006 and 2005, this fee was approximately $148,000. At December 31, 2006, approximately $186,000 of fees were owed to the Corporate General Partner and are included in accrued fees due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $19,000 for the year ended December 31, 2005.  Approximately $9,000 of these reimbursements were accrued at December 31, 2005 and paid during the year ending December 31, 2006.  The NAPICO reimbursements are shown in general and administrative expenses.  There were no reimbursements to NAPICO during the year ended December 31, 2006.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses.  There were no such advances for the years ended December 31, 2006 and 2005.  During the years ended December 31, 2006 and 2005, the Partnership repaid approximately $55,000 and $46,000, respectively, of these advances to the Corporate General Partner.  There are no advances outstanding as of December 31, 2006.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships. During the years ended December 31, 2006 and 2005, affiliates of the Corporate General Partner were paid approximately $37,000 and $38,000, respectively, for providing property management services.

In addition to its indirect ownership of the general partnership interest, in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.54% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 13.

EXHIBITS

See Exhibit Index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 and $49,000 for 2006 and 2005, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $11,000 and $10,000 for 2006 and 2005, respectively.

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

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 2, 2007
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 2, 2007
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Chief Financial Officer	Date: April 2, 2007
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

Date:  April 2, 2007

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

Date:  April 2, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Housing Programs Ltd. (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 2, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 2, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.