Form 10QSB
period 2007-03-31
HOUSING PROGRAMS LTD
filed 2007-05-09
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

BALANCE SHEET

(in thousands)

March 31, 2007

(Unaudited)

Assets

Investments in and advances to Local Limited Partnerships
(Note 2)		$ --
Cash and cash equivalents		128
Accounts receivable		53

Total assets		$ 181

Liabilities and Partners’ (deficiency) capital

Liabilities:
Accrued fees due to affiliates (Note 4)		$ 220
Accounts payable and accrued expenses		34

Partners' (deficiency) capital:
General partners	$ (251)
Limited partners	178	(73)

Total liabilities and partners'
(deficiency) capital		$ 181

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Interest income	$ 2	$ 1

Operating expenses:
Management fees - partners (Note 4)	34	37
General and administrative	4	5
Legal and accounting	12	15
Interest	17	47
Total operating expenses	67	104

Loss from partnership operations	(65)	(103)

Distributions from Local Limited Partnership
recognized as income (Note 2)	--	11
Gain on assignment of interest in Local
Limited Partnership (Note 2)	25	--
Gain on extinguishment of debt (Note 3)	3,121	--
Distributions from Local Limited Partnership
sale of investment property (Note 2)	--	75
Net income (loss)	$ 3,081	$ (17)

Net income (loss) to general partners (1%)	$ 31	$ --
Net income (loss) to limited partners (99%)	3,050	(17)

	$ 3,081	$ (17)
Net income (loss) per limited partnership
interest (Note 1)	$250.49	$ (1.39)

HOUSING PROGRAMS LIMITED

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		12,176

Partners' deficit,
December 31, 2006	$ (282)	$(2,872)	$(3,154)

Net income for the three months
ended March 31, 2007	31	3,050	3,081

Partners' (deficiency) capital,
March 31, 2007	$ (251)	$ 178	$ (73)

Percentage interest at
March 31, 2007	1%	99%	100%

(A)

Consists of 12,176 and 12,210 partnership interests at March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006, no interests were abandoned.

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 3,081	$ (17)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Distributions from Local Limited Partnership sale of
investment property	--	(75)
Gain on extinguishment of debt	(3,121)	--
Gain on assignment of interest in Local Limited
Partnership	(25)	--
Change in accounts:
Accounts receivable	(34)	120
Accrued interest payable	18	47
Accounts payable and accrued expenses	(4)	(28)
Accrued fees due to affiliates	34	37
Net cash (used in) provided by operating activities	(51)	84

Cash flows from investing activities:
Distributions from Local Limited Partnership sale of
investment property	--	75
Proceeds from assignment of interest in Local Limited
Partnership	25	--
Net cash provided by investing activities	25	75

Net (decrease) increase in cash and cash equivalents	(26)	159
Cash and cash equivalents, beginning of period	154	62

Cash and cash equivalents, end of period	$ 128	$ 221

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's annual report for the year ended December 31, 2006. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2007 and the results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Method of Accounting for Investments in Local Limited Partnerships

The investments in local limited partnerships (the “Local Limited Partnerships”) are accounted for on the equity method.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,176 and 12,210 at January 1, 2007 or 2006, respectively.

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

The Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2007, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%.  Distributions of surplus cash from operations from both of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of March 31, 2007.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., (“Cloverdale”) had outstanding purchase money notes and accrued interest that matured in December 2000.  As of December 31, 2005, the Local Limited Partnership was in default of this obligation. On January 26, 2006, with the necessary HUD approval, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders agreed to allow the Partnership a distribution of $75,000, which was received by the Partnership during the three months ended March 31, 2006, and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money notes and accrued interest.  The investment in this Local Limited Partnership was zero at March 31, 2007.

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village Group (“Plaza Village”) in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest on the note related to Plaza Village.  During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of limited partnership interest of approximately $25,000.  During the three months ended March 31, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest on the note related to Plaza Village upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on the extinguishment of debt of approximately $3,121,000 and a gain on assignment of limited partnership interest of approximately $25,000 during the three months ended March 31, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest obligation that matured in December 1999 and remains unpaid at March 31, 2007.  The Local Limited Partnership is in negotiations with the note holder on repayment.  Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at March 31, 2007.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2007 and 2006 for the Local Limited Partnerships in which the Partnership has investments (2006 amounts have been restated to exclude the operations of Plaza Village due to the Partnership assigning its remaining limited partnership interest on March 8, 2007) (in thousands):

	Three Months Ended
	March 31,
	2007	2006
		(Restated)
Revenues
Rental and other income	$ 765	$ 757
Expenses
Operating	625	617
Interest on notes payable	243	199
Depreciation and amortization	171	180
Total expenses	1,039	996
Loss from continuing operations	$ (274)	$ (239)

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships included above. During each of the three months ended March 31, 2007 and 2006, affiliates of the Corporate General Partner were paid approximately $11,000 for providing property management services.

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

NOTE 3 – NOTE PAYABLE

One of the Partnership’s investments, Plaza Village, involved a purchase of partnership interests in the Local Limited Partnership from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $2,000,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum (“Plaza Notes”). The Plaza Notes matured in 1999. These obligations and related interest were collateralized by the Partnership’s investment in the Local Limited Partnership, as defined in the Plaza Notes.  Unpaid interest was due at maturity of the Plaza Notes.

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza Notes. During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of limited partnership interest of approximately $25,000.  At December 31, 2006 the Plaza Notes were in default and totaled approximately $3,103,000 of principal and accrued interest. During the three months ended March 31, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest related to the Plaza Notes (representing all the outstanding principal and accrued interest), upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on this extinguishment of debt of approximately $3,121,000 and a gain on assignment of limited partnership interest of approximately $25,000 during the three months ended March 31, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the three months ended March 31, 2007 and 2006, approximately $34,000 and $37,000, respectively, has been expensed.  At March 31, 2007, approximately $220,000 of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheet.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships included above. During each of the three months ended March 31, 2007 and 2006, affiliates of the Corporate General Partner were paid approximately $11,000 for providing property management services.

NOTE 5 - CONTINGENCIES

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

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. There were no such advances for the three months ended March 31, 2007 and 2006.

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $128,000 which was invested in an interest bearing account. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was approximately $2,000 and $1,000 for the three months ended March 31, 2007 and 2006, respectively. The Partnership intends to continue investing available funds in this manner.

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

One of the Partnership’s investments, Plaza Village Group (“Plaza Village”), involved a purchase of partnership interests in Local Limited Partnership from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $2,000,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum (“Plaza Notes”). The Plaza Notes matured in 1999 and remained an obligation of the Partnership until completion of the transactions described below. These obligations and related interest were collateralized by the Partnership’s investment in the Local Limited Partnership, as defined in the Plaza Notes.  Unpaid interest was due at maturity of the Plaza Notes.

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza Notes. During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of limited partnership interest of approximately $25,000.  At December 31, 2006, the Plaza Notes were in default and totaled approximately $3,103,000 of principal and accrued interest. During the three months ended March 31, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest related to the Plaza Notes (representing all the outstanding principal and accrued interest), upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on the extinguishment of debt of approximately $3,121,000 and a gain on assignment of limited partnership interest of approximately $25,000 during the three months ended March 31, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at March 31, 2007.  This Local Limited Partnership is in negotiations with the note holder on repayment. The Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at March 31, 2007.

Results of Operations

At March 31, 2007, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in loss from Local Limited Partnerships for the three months ended March 31, 2007 and 2006, as the Partnership’s investment balance in all three Local Limited Partnerships had been reduced to zero prior to January 1, 2006.

Partnership revenues consist primarily of interest income earned on investment of funds.  The Partnership also receives distributions from the Local Limited Partnerships in which it has invested.  During the three months ended March 31, 2006 the Partnership received approximately $11,000 from operations of one of the Local Limited Partnerships.  This amount was recognized as income because the Partnership had no remaining investment balance in this Local Limited Partnership.  There were no distributions received during the three months ended March 31, 2007.

During the three months ended March 31, 2006, the Partnership received a distribution of $75,000 from the proceeds of the sale of the investment property owned by Cloverdale.  This distribution was reflected as income on the statement of operations included in “Item 1. Financial Statements”, as the Partnership had no investment balance remaining in this Local Limited Partnership.

During the three months ended March 31, 2007, the Partnership received approximately $25,000 from the proceeds of the assignment of its remaining Local Limited Partnership interests in Plaza Village, which is reflected as income on the statement of operations included in “Item 1. Financial Statements”, as the Partnership had no investment balance remaining in this Local Limited Partnership.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $34,000 and $37,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in management fees is due to the Partnership’s loss of its investment in one Local Limited Partnership in 2006.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $12,000 and $15,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in such fees is due to a decrease in the cost of the annual audit. General and administrative expenses were approximately $4,000 and $5,000 for the three months ended March 31, 2007 and 2006, respectively.

Interest expense decreased for the three months ended March 31, 2007 due to the partial extinguishment of the Plaza Notes in September 2006 and the extinguishment of the remaining balance of the Plaza Notes in March 2007.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in two unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about our investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.54% of the outstanding Units at March 31, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%.  Distributions of surplus cash from operations from both of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 9, 2007	By: /s/Kathleen Danilchick
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

Date:  May 9, 2007

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

Date:  May 9, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Housing Programs Limited (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 9, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 9, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.