Form 10QSB
period 2007-06-30
HOUSING PROGRAMS LTD
filed 2007-08-14
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

BALANCE SHEET

(Unaudited)

June 30, 2007

(in thousands)

Assets

Investments in and advances to Local Limited
Partnerships (Note 2)		$ --
Cash and cash equivalents		105
Accounts receivable		53

Total assets		$ 158

Liabilities and Partners’ (deficiency) capital

Liabilities:
Accrued fees due to affiliates (Note 4)		$ 254
Accounts payable and accrued expenses		25

Partners' (deficiency) capital:
General partners	(252)
Limited partners	131	(121)

Total liabilities and partners'
(deficiency) capital		$ 158

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Interest income	$ 2	$ 2	$ 4	$ 3

Operating Expenses:
Management fees – partners (Note 4)	34	37	68	74
General and administrative	5	6	9	11
Legal and accounting	10	17	22	32
Interest	1	47	18	94
Total operating expenses	50	107	117	211

Loss from Partnership operations	(48)	(105)	(113)	(208)
Distributions from Local Limited
Partnerships recognized as income
(Note 2)	--	6	--	17
Gain on assignment of interest in
Local Limited Partnership (Note 2)	--	--	25	--
Gain on extinguishment of debt (Note 3)	--	--	3,121	--
Distributions from Local Limited
Partnership sale of investment
property (Note 2)	--	--	--	75
Net (loss) income	$ (48)	$ (99)	$ 3,033	$ (116)

Net (loss) income to general partners
(1%)	$ --	$ (1)	$ 30	$ (1)
Net (loss) income to limited partners
(99%)	(48)	(98)	3,003	(115)

	$ (48)	$ (99)	$ 3,033	$ (116)
Net (loss) income per limited
partnership interest (Note 1)	$ (3.94)	$ (8.03)	$246.63	$ (9.42)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		12,176

Partners' deficit,
December 31, 2006	$ (282)	$(2,872)	$(3,154)

Net income for the six months
ended June 30, 2007	30	3,003	3,033

Partners' (deficiency) capital,
June 30, 2007	$ (252)	$ 131	$ (121)

Percentage interest at
June 30, 2007	1%	99%	100%

(A)

Consists of 12,176 and 12,186 partnership interests at June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006, 24 interests were abandoned. No interests were abandoned during the six months ended June 30, 2007.

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 3,033	$ (116)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Distributions from Local Limited Partnership sale of
investment property	--	(75)
Gain on extinguishment of debt	(3,121)	--
Gain on assignment of interest in Local Limited
Partnership	(25)	--
Change in accounts:
Accounts receivable	(34)	120
Accrued interest payable	18	94
Accounts payable and accrued expenses	(13)	(20)
Accrued fees due to affiliates	68	62
Net cash (used in) provided by operating activities	(74)	65

Cash flows from investing activities:
Distributions from Local Limited Partnership sale of
investment property	--	75
Proceeds from assignment of interest in Local Limited
Partnership	25	--
Net cash provided by investing activities	25	75

Net (decrease) increase in cash and cash equivalents	(49)	140
Cash and cash equivalents, beginning of period	154	62

Cash and cash equivalents, end of period	$ 105	$ 202

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's annual report for the fiscal year ended December 31, 2006. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at June 30, 2007 and the results of operations and cash flows for the six months ended June 30, 2007 and 2006.

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

Method of Accounting for Investments in Local Limited Partnerships

The investments in local limited partnerships (the “Local Limited Partnerships”) are accounted for using the equity method.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,176 and 12,210 at January 1, 2007 and 2006, respectively.

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

At June 30, 2007, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2007, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of June 30, 2007.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., (“Cloverdale”) had outstanding purchase money notes and accrued interest that matured in December 2000.  As of December 31, 2005, the Local Limited Partnership was in default of this obligation. On January 26, 2006, with the necessary HUD approval, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders agreed to allow the Partnership a distribution of $75,000, which was received by the Partnership during the six months ended June 30, 2006, and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money notes and accrued interest.  The investment in this Local Limited Partnership was zero at June 30, 2007.

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village Group (“Plaza Village”) in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest on the note related to Plaza Village.  During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000.  During the six months ended June 30, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest on the note related to Plaza Village upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on the extinguishment of debt of approximately $3,121,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000 during the six months ended June 30, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest obligation that matured in December 1999 and remains unpaid at June 30, 2007.  The Local Limited Partnership is in negotiations with the note holder on repayment.  Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at June 30, 2007.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2007 and 2006 for the Local Limited Partnerships in which the Partnership has investments (2006 amounts have been restated to exclude the operations of Plaza Village due to the Partnership assigning its remaining limited partnership interest on March 8, 2007) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues
Rental and other income	$ 754	$ 759	$ 1,519	$ 1,516
Expenses
Operating	433	559	855	1,176
Interest on notes payable	446	199	892	398
Depreciation and amortization	171	180	342	360
Total expenses	1,050	938	2,089	1,934
Loss from continuing operations	$ (296)	$ (179)	$ (570)	$ (418)

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships included above. During the six months ended June 30, 2007 and 2006, affiliates of the Corporate General Partner were paid approximately $19,000 and $22,000, respectively, for providing property management services.

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

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza Notes. During the fourth quarter of 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000.  At December 31, 2006 the Plaza Notes were in default and totaled approximately $3,103,000 of principal and accrued interest. During the six months ended June 30, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest related to the Plaza Notes (representing all the outstanding principal and accrued interest), upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on this extinguishment of debt of approximately $3,121,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000 during the six months ended June 30, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the six months ended June 30, 2007 and 2006, approximately $68,000 and $74,000, respectively, has been expensed.  At June 30, 2007, approximately $254,000 of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheet.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships. During the six months ended June 30, 2007 and 2006, affiliates of the Corporate General Partner were paid approximately $19,000 and $22,000, respectively, for providing property management services.

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

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

In accordance with the Partnership Agreement, the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. There were no such advances for the six months ended June 30, 2007 and 2006.

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $105,000 which was invested in an interest bearing account. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was approximately $4,000 and $3,000 for the six months ended June 30, 2007 and 2006, respectively. The Partnership intends to continue investing available funds in this manner.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd. (“Cloverdale”), had outstanding purchase money notes and accrued interest that matured in December 2000.  As of December 31, 2005, the Local Limited Partnership was in default of the obligation.  On January 26, 2006, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders agreed to allow the Partnership a distribution of $75,000, which was received by the Partnership during the six months ended June 30, 2006, and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money note and accrued interest. The investment in this Local Limited Partnership was zero at June 30, 2007.

One of the Partnership’s investments, Plaza Village Group (“Plaza Village”), involved a purchase of partnership interests in the Local Limited Partnership from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $2,000,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum (“Plaza Notes”). The Plaza Notes matured in 1999 and remained an obligation of the Partnership until completion of the transactions described below. These obligations and related interest were collateralized by the Partnership’s investment in the Local Limited Partnership, as defined in the Plaza Notes.  Unpaid interest was due at maturity of the Plaza Notes.

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza Notes. During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of limited partnership interest of approximately $25,000.  At December 31, 2006, the Plaza Notes were in default and totaled approximately $3,103,000 of principal and accrued interest. During the six months ended June 30, 2007, the Partnership assigned its remaining interest in Local Limited Partnership in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest related to the Plaza Notes (representing all the outstanding principal and accrued interest), upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on the extinguishment of debt of approximately $3,121,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000 during the six months ended June 30, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at June 30, 2007.  This Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at June 30, 2007.

Results of Operations

At June 30, 2007, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in loss from Local Limited Partnerships for the six months ended June 30, 2007 and 2006, as the Partnership’s investment balance in both Local Limited Partnerships had been reduced to zero prior to January 1, 2006.

Partnership revenues consist primarily of interest income earned on investment of funds.  The Partnership also receives distributions from the Local Limited Partnerships in which it has invested.  During the six months ended June 30, 2006 the Partnership received approximately $17,000 from operations of one of the Local Limited Partnerships.  This amount was recognized as income because the Partnership had no remaining investment balance in this Local Limited Partnership.  There were no distributions received during the six months ended June 30, 2007.

During the six months ended June 30, 2006, the Partnership received a distribution of $75,000 from the proceeds of the sale of the investment property owned by Cloverdale.  This distribution was reflected as income on the statements of operations included in “Item 1. Financial Statements”, as the Partnership had no investment balance remaining in this Local Limited Partnership.

During the six months ended June 30, 2007, the Partnership received approximately $25,000 from the proceeds of the assignment of its remaining Local Limited Partnership interests in Plaza Village, which is reflected as income on the statements of operations included in “Item 1. Financial Statements”, as the Partnership had no investment balance remaining in this Local Limited Partnership.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs. Management fees were approximately $68,000 and $74,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease in management fees is due to the Partnership’s sale of its investment in one Local Limited Partnership in 2006.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $22,000 and $32,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease in such fees is due to a decrease in the cost of the annual audit. General and administrative expenses were approximately $9,000 and $11,000 for the six months ended June 30, 2007 and 2006, respectively.

Interest expense was approximately $17,000 and $94,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease for the six months ended June 30, 2007 is due to the partial extinguishment of the Plaza Notes in September 2006 and the extinguishment of the remaining balance of the Plaza Notes in March 2007.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in two unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.54% of the outstanding Units at June 30, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2007, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

HOUSING PROGRAMS LIMITED

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

10

Assignment of Limited Partnership Interest by and between Housing Programs Limited, a California limited partnership and SHP Acquisitions II, LLC, a Maine limited liability company, dated September 27, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2006.

10.1

Escrow Agreement by and between Housing Programs Limited, a California limited partnership and SHP Acquisitions II, LLC, a Maine limited liability company, dated September 27, 2006 incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2006.

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

I, Martha L. Long, certify that:

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

Date:  August 13, 2007

/s/Martha L. Long

Martha L. Long

Senior Vice President of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Housing Programs Limited (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.