Form 10QSB
period 2007-09-30
HOUSING PROGRAMS LTD
filed 2007-11-08
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

BALANCE SHEET

(in thousands)

September 30, 2007

(Unaudited)

Assets

Investments in Local Limited Partnerships (Note 2)		$ --
Cash and cash equivalents		98
Accounts receivable		53
Total assets		$ 151

Liabilities and Partners’ (Deficiency) Capital

Liabilities:
Accrued fees due to affiliates (Note 4)		$ 288
Accounts payable and accrued expenses		28

Contingencies (Note 5)

Partners' (deficiency) capital:
General partners	$ (252)
Limited partners	87	(165)
Total liabilities and partners' (deficiency)
capital		$ 151

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Interest income	$ 1	$ 3	$ 5	$ 6

Operating expenses:
Management fees – partners (Note 4)	34	37	102	111
General and administrative	6	3	15	14
Legal and accounting	5	3	27	35
Interest	--	48	18	142
Total operating expenses	45	91	162	302

Loss from partnership operations	(44)	(88)	(157)	(296)
Distributions from Local Limited
Partnerships recognized as income
(Note 2)	--	--	--	17

Distributions from Local Limited
Partnership sale of investment property (Note 2)	--	--	--	75
Gain on assignment of interest in
Local Limited Partnership (Note 2)	--	25	25	25
Gain on extinguishment of debt
(Notes 2 and 3)	--	2,959	3,121	2,959
Net (loss) income	$ (44)	$ 2,896	$ 2,989	$ 2,780

Net income to general partners (1%)	$ --	$ 29	$ 30	$ 28

Net (loss) income to limited partners
(99%)	(44)	2,867	2,959	2,752

	$ (44)	$ 2,896	$ 2,989	$ 2,780
Net (loss) income per limited
partnership interest (Note 1)	$ (3.61)	$234.81	$243.02	$225.39

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		12,176

Partners' deficit,
December 31, 2006	$ (282)	$ (2,872)	$ (3,154)

Net income for the nine months
ended September 30, 2007	30	2,959	2,989

Partners' (deficiency) capital,
September 30, 2007	$ (252)	$ 87	$ (165)

Percentage interest at
September 30, 2007	1%	99%	100%

(A)

Consists of 12,176 and 12,186 partnership interests at September

30, 2007 and 2006, respectively. During the nine months ended September 30, 2006, 24 interests were abandoned.  No interests were abandoned during the nine months ended September 30, 2007.

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 2,989	$ 2,780
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Distributions from Local Limited Partnership sale of
investment property	--	(75)
Gain on assignment of interest in Local Limited Partnership	(25)	(25)
Gain on extinguishment of debt	(3,121)	(2,959)
Change in accounts:
Accrued interest payable	18	142
Accounts payable and accrued expenses	(10)	(22)
Accounts receivable	(34)	120
Accrued fees due to affiliates	102	99
Net cash (used in) provided by operating activities	(81)	60

Cash flows from investing activities:
Distributions from Local Limited Partnership sale of
investment property	--	75
Proceeds from assignment of interest in Local Limited Partnership	25	25
Net cash provided by investing activities	25	100

Net (decrease) increase in cash and cash equivalents	(56)	160
Cash and cash equivalents, beginning of period	154	62

Cash and cash equivalents, end of period	$ 98	$ 222

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at September 30, 2007 and the results of operations and cash flows for the nine months ended September 30, 2007 and 2006.

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

At September 30, 2007, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at September 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2007, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of September 30, 2007.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd., (“Cloverdale”) had outstanding purchase money notes and accrued interest that matured in December 2000.  As of December 31, 2005, the Local Limited Partnership was in default of this obligation. On January 26, 2006, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders agreed to allow the Partnership a distribution of $75,000, which was received by the Partnership during the nine months ended September 30, 2006, and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money notes and accrued interest.  The investment in this Local Limited Partnership was zero at September 30, 2007.

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village Group (“Plaza Village”) in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest on the note related to Plaza Village.  During the nine months ended September 30, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000.  During the nine months ended September 30, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest on the note related to Plaza Village upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on the extinguishment of debt of approximately $3,121,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000 during the nine months ended September 30, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest obligation that matured in December 1999 and remains unpaid at September 30, 2007.  The Local Limited Partnership is in negotiations with the note holder on repayment.  Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at September 30, 2007.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2007 and 2006 for the Local Limited Partnerships in which the Partnership has investments (2006 amounts have been restated to exclude the operations of Plaza Village due to the Partnership assigning its remaining limited partnership interest on March 8, 2007) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues
Rental and other income	$ 890	$ 841	$ 2,409	$ 2,357
Expenses
Operating	393	604	1,248	1,392
Interest on notes payable	446	393	1,338	1,179
Depreciation and amortization	171	180	513	540
Total expenses	1,010	1,177	3,099	3,111
Loss from continuing operations	$ (120)	$ (336)	$ (690)	$ (754)

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships included above. During the nine months ended September 30, 2007 and 2006, affiliates of the Corporate General Partner were paid approximately $29,000 and $28,000, respectively, for providing property management services.

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

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza Notes. During the nine months ended September 30, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000.  At December 31, 2006 the Plaza Notes were in default and totaled approximately $3,103,000 of principal and accrued interest. During the nine months ended September 30, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest related to the Plaza Notes (representing all the outstanding principal and accrued interest), upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on this extinguishment of debt of approximately $3,121,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000 during the nine months ended September 30, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the nine months ended September 30, 2007 and 2006, approximately $102,000 and $111,000, respectively, has been expensed.  At September 30, 2007, approximately $288,000 of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheet.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships. During the nine months ended September 30, 2007 and 2006, affiliates of the Corporate General Partner were paid approximately $29,000 and $28,000, respectively, for providing property management services.

NOTE 5 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In accordance with the Partnership Agreement, from time to time the Corporate General Partner has advanced the Partnership funds to assist in paying for normal operating expenses. There were no such advances for the nine months ended September 30, 2007 and 2006.

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $98,000 which was invested in an interest bearing account. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was approximately $5,000 and $6,000 for the nine months ended September 30, 2007 and 2006, respectively. The Partnership intends to continue investing available funds in this manner.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd. (“Cloverdale”), had outstanding purchase money notes and accrued interest that matured in December 2000.  As of December 31, 2005, the Local Limited Partnership was in default of the obligation.  On January 26, 2006, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders agreed to allow the Partnership a distribution of $75,000, which was received by the Partnership during the nine months ended September 30, 2006, and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money notes and accrued interest. The investment in this Local Limited Partnership was zero at September 30, 2007.

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

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza Notes. During the nine months ended September 30, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of limited partnership interest of approximately $25,000.  At December 31, 2006, the Plaza Notes were in default and totaled approximately $3,103,000 of principal and accrued interest. During the nine months ended September 30, 2007, the Partnership assigned its remaining interest in Local Limited Partnership in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest related to the Plaza Notes (representing all the outstanding principal and accrued interest), upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on the extinguishment of debt of approximately $3,121,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000 during the nine months ended September 30, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at September 30, 2007.  This Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at September 30, 2007.

Results of Operations

At September 30, 2007, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in loss from Local Limited Partnerships for the nine months ended September 30, 2007 and 2006, as the Partnership’s investment balance in both Local Limited Partnerships had been reduced to zero prior to January 1, 2006.

Partnership revenues consist primarily of interest income earned on investment of funds.  The Partnership also receives distributions from the Local Limited Partnerships in which it has invested.  During the nine months ended September 30, 2006 the Partnership received approximately $17,000 from operations of one of the Local Limited Partnerships.  This amount was recognized as income because the Partnership had no remaining investment balance in this Local Limited Partnership. There were no distributions received during the nine months ended September 30, 2007.

During the nine months ended September 30, 2006, the Partnership received a distribution of $75,000 from the proceeds of the sale of the investment property owned by Cloverdale.  This distribution was reflected as income on the statements of operations included in “Item 1. Financial Statements”, as the Partnership had no investment balance remaining in this Local Limited Partnership.

During the nine months ended September 30, 2007, the Partnership received approximately $25,000 from the proceeds of the assignment of its remaining Local Limited Partnership interests in Plaza Village, which is reflected as income on the statements of operations included in “Item 1. Financial Statements”, as the Partnership had no investment balance remaining in this Local Limited Partnership.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs. Management fees were approximately $102,000 and $111,000 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in management fees is due to the Partnership’s sale of its investment in one Local Limited Partnership in 2006.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $27,000 and $35,000 for the nine months ended September 30, 2007 and 2006, respectively, and approximately $5,000 and $3,000 for the three months ended September 30, 2007 and 2006, respectively. The decrease in such fees is primarily due to a decrease in the cost of the annual audit. General and administrative expenses were approximately $15,000 and $14,000 for the nine months ended September 30, 2007 and 2006, respectively, and approximately $6,000 and $3,000 for the three months ended September 30, 2007 and 2006, respectively.

Interest expense was approximately $18,000 and $142,000 for the nine months ended September 30, 2007 and 2006, respectively, and approximately $48,000 for the three months ended September 30, 2007. The decrease for the nine months ended September 30, 2007 is due to the partial extinguishment of the Plaza Notes in September 2006 and the extinguishment of the remaining balance of the Plaza Notes in March 2007.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in two unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.54% of the outstanding Units at September 30, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At September 30, 2007, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at September 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

HOUSING PROGRAMS LIMITED

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 7, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 7, 2007	By: /s/Stephen B. Waters
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