Form 10KSB
period 2007-12-31
HOUSING PROGRAMS LTD
filed 2008-03-31
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $6,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership holds limited partnership interests in two local limited partnerships (the "Local Limited Partnerships") as of December 31, 2007. The Partnership surrendered its interest in one Local Limited Partnership in 2001, the properties in three Local Limited Partnerships were sold in 2003.  During the year ended December 31, 2006, one Local Limited Partnership, Cloverdale Heights Apartments, Ltd., sold its investment property and the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in one Local Limited Partnership, Plaza Village Group, in return for cash and extinguishment of debt. During the year ended December 31, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village Group in return for cash and extinguishment of debt.  Both of the Local Limited Partnerships own residential low income rental projects consisting of a total of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

Although each of the remaining Local Limited Partnerships in which the Partnership has invested owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible “low income” tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

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

Laws benefiting disabled persons may result in the Local Limited Partnerships’ incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnerships’ properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

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

During 2007, both of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2007, of the projects owned by the Local Limited Partnerships in which the Partnership has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT

DECEMBER 31, 2007

		Financed	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units	Under	Section 8 (A)	2007	2006

Evergreen	330	--	330	96%	94%
Oshtemo, MI

Jenny Lind Hall	78	(A)	77	97%	98%
Springfield, MO

TOTAL	408		407

(A)

Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for both of the Local Limited Partnerships as of December 31, 2007.

	HPL	Acquisition Cost
Local	Limited Partnership	of Limited		Notes Payable
Limited	Partnership	Partnership	Mortgage	and
Partnership	Interest	Interests	Notes	Accrued Interest
		(in thousands)
Oshtemo Limited
Dividend Housing
Association	99.00%	$ 967	$11,968	$ --
Jenny Lind Hall II, L.P.	99.00%	2,675	1,064	7,037
			$13,032	$7,037

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The limited partnership interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest; therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership.  Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2007, there were 2,505 registered holders, owning an aggregate of 12,136 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancings or dispositions of its investments in Local Limited Partnerships.  No distributions were made during the years ended December 31, 2007 and 2006.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units"), or 1,161.0 limited partnership interests, in the Partnership representing 9.57% of the outstanding Units at December 31, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

In accordance with the Partnership Agreement, affiliates of the Corporate General Partner have advanced the Partnership funds to assist in paying for normal operating expenses.  There were no such advances made during the years ended December 31, 2007 and 2006.  During the year ended December 31, 2006, the Partnership repaid approximately $55,000 of advances to affiliates of the Corporate General Partner.  There were no repayments during the year ended December 31, 2007. There are no advances outstanding as of December 31, 2007.

As of December 31, 2007 and 2006, the Partnership had cash and cash equivalents of approximately $85,000 and $154,000, respectively, which was invested in an interest bearing account.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Interest earned was approximately $6,000 and $9,000 for the years ended December 31, 2007 and 2006, respectively.  The Partnership intends to continue investing available funds in this manner.

Cash and cash equivalents decreased approximately $69,000 for the year ended December 31, 2007 due to cash used in operating activities of approximately $94,000, partially offset by cash provided by financing activities of approximately $25,000.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd. (“Cloverdale”), had outstanding purchase money notes and accrued interest that matured in December 2000.  The Local Limited Partnership was in default of the obligation.  On January 26, 2006, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders agreed to allow the Partnership a distribution of $75,000, which was received by the Partnership during the year ended December 31, 2006, and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money note and accrued interest. The Partnership had no investment balance in this Local Limited Partnership at December 31, 2007.

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

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza Notes. During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000.  During the year ended December 31, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and $2,101,000 of accrued interest related to the Plaza Notes, representing the remaining outstanding principal and accrued interest balance, upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on the extinguishment of debt of approximately $3,121,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000 during the year ended December 31, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at December 31, 2007. The Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at December 31, 2007.

Results of Operations

At December 31, 2007, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships, that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 7. Financial Statements”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from Local Limited Partnerships for the years ended December 31, 2007 and 2006, as the Partnership’s investment in both Local Limited Partnerships had been reduced to zero prior to January 1, 2006.

Partnership revenues consist primarily of interest income earned on investment of funds. The Partnership also receives distributions from the Local Limited Partnerships in which it has invested. During the year ended December 31, 2006, the Partnership received approximately $17,000 from operations of one of the Local Limited Partnerships. This amount was recognized as income on the statements of operations included in “Item 7. Financial Statements” because the Partnership had no remaining investment balance in this Local Limited Partnership. There were no distributions from operations received during the year ended December 31, 2007.

During the year ended December 31, 2006, the Partnership received a distribution of $75,000 from the proceeds of the sale of the investment property owned by Cloverdale.  This distribution was reflected as income on the statements of operations included in “Item 7. Financial Statements”, as the Partnership had no investment balance remaining in this Local Limited Partnership.

During each of the years ended December 31, 2007 and 2006, the Partnership received approximately $25,000 from the proceeds of the assignment of its remaining Local Limited Partnership interests in Plaza Village, which is reflected as income on the statements of operations included in “Item 7. Financial Statements” as the Partnership had no investment balance remaining in this Local Limited Partnership.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $3,150,000 and $3,058,000 for the years ended December 31, 2007 and 2006, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $4,344,000 and $4,155,000 for the years ended December 31, 2007 and 2006, respectively.

Total loss from continuing operations for the Local Limited Partnerships was approximately $1,194,000 for the year ended December 31, 2007 and total loss from continuing operations was approximately $1,097,000 for the year ended December 31, 2006. The loss allocated to the Partnership was approximately $1,182,000 and $1,086,000 for 2007 and 2006, respectively, but is not recognized on the statements of operations included in “Item 7. Financial Statements” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs. Management fees were approximately $136,000 and $148,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in management fees is due to the Partnership’s sale of its investment in one Local Limited Partnership in 2006.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $38,000 and $47,000 for the years ended December 31, 2007 and 2006, respectively.  Legal and accounting fees decreased primarily due to a decrease in the cost of the annual audit. General and administrative expenses were approximately $20,000 and $14,000 for the years ended December 31, 2007 and 2006, respectively. The increase in general and administrative expenses is primarily a result of an increase in costs incurred to communicate with investors and regulatory agencies. Interest expense was approximately $18,000 and $167,000 for the years ended December 31, 2007 and 2006.  The decrease in interest expense is due to the extinguishment of debt related to the Plaza Notes during 2006 and 2007.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In Local Limited Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.57% of the outstanding Units at December 31, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all local limited partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” to the financial statements included in “Item 7. Financial Statements” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 7. Financial Statements”.

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

FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007.

Statements of Operations - Years ended December 31, 2007 and 2006.

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2007 and 2006.

Statements of Cash Flows - Years ended December 31, 2007 and 2006.

Notes to financial statements.

Report of Independent Registered Public Accounting Firm

The Partners

Housing Programs Limited

We have audited the accompanying balance sheet of Housing Programs Limited as of December 31, 2007, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2008

HOUSING PROGRAMS LIMITED

BALANCE SHEET

DECEMBER 31, 2007

(in thousands)

ASSETS

Investments in local limited partnerships (Note 2)	$ --
Cash and cash equivalents	85
Accounts receivable	53

Total assets	$ 138

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accrued fees due to affiliates (Note 4)	322
Accounts payable and accrued expenses	30

Partners' (deficiency) capital:
General partners	(253)
Limited partners	39
(214)

Total liabilities and partners' (deficiency) capital	$ 138

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2007	2006
Revenues:
Interest income	$ 6	$ 9

Operating Expenses:
Management fees - partners (Note 4)	136	148
General and administrative	20	14
Legal and accounting	38	47
Interest	18	167
Total operating expenses	212	376

Loss from partnership operations	(206)	(367)
Distributions from Local Limited Partnerships
recognized as income (Note 2)	--	17
Distributions from Local Limited Partnership
sale of investment property (Note 2)	--	75
Gain on assignment of interest in Local Limited
Partnership (Note 2)	25	25
Gain on extinguishment of debt (Notes 2 and 3)	3,121	2,959
Net income (Note 6)	$ 2,940	$ 2,709

Net income to general partners (1%)	$ 29	$ 27
Net income to limited partners (99%)	2,911	2,682

	$ 2,940	$ 2,709

Net income per limited partnership interest
(Note 1)	$239.08	$219.66

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ deficit, December 31, 2005	$(309)	$(5,554)	$(5,863)

Net income for the year ended
December 31, 2006	27	2,682	2,709

Partners’ deficit, December 31, 2006	(282)	(2,872)	(3,154)

Net income for the year ended
December 31, 2007	29	2,911	2,940

Partners’ (deficiency) capital,
December 31, 2007	$(253)	$ 39	$ (214)

Percentage interest at December 31, 2007	1%	99%	100%
		(A)

(A)

Consists of 12,136 and 12,176 interests at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, 40 and 34 interests were abandoned, respectively (Note 5).

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 2,940	$ 2,709
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Distributions from Local Limited Partnership sale of
investment property	--	(75)
Gain on assignment of interest in Local Limited Partnership	(25)	(25)
Gain on extinguishment of debt	(3,121)	(2,959)
Changes in accounts:
Accrued interest payable	18	167
Accounts receivable	(34)	120
Accounts payable and accrued expenses	(8)	(18)
Accrued fees due to affiliates	136	128
Net cash (used in) provided by operating activities	(94)	47

Cash flows from investing activities:
Distributions from Local Limited Partnership sale
of investment property	--	75
Proceeds from assignment of interest in Local Limited
Partnership	25	25
Net cash provided by investing activities	25	100

Cash flows used in financing activities:
Repayment of advances from affiliates	--	(55)

Net (decrease) increase in cash and cash equivalents	(69)	92
Cash and cash equivalents, beginning of year	154	62

Cash and cash equivalents, end of year	$ 85	$ 154

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No liquidation fee was accrued related to the assignment of the Partnership’s interest in one Local Limited Partnership (as defined below) during 2007 or the sale of the investment property held by one Local Limited Partnership during 2006.

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,176 and 12,210 at January 1, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balance at December 31, 2007 is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2007 and 2006.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, as amended by SFAS No. 119, “Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all local limited partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2007, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of December 31, 2007.

One of the Local Limited Partnerships, Cloverdale Heights Apartments, Ltd. (“Cloverdale”), had outstanding purchase money notes and accrued interest that matured in December 2000.  The Local Limited Partnership was in default of the obligation.  On January 26, 2006, this Local Limited Partnership sold its investment property to a third party for a sales price of $1,250,000, which was used to pay outstanding obligations of the property.  The note holders agreed to allow the Partnership a distribution of $75,000, which was received by the Partnership during the year ended December 31, 2006, and the remaining sales proceeds were used to satisfy the liabilities associated with Cloverdale, including the purchase money note and accrued interest. The Partnership had no investment balance in this Local Limited Partnership at December 31, 2007.

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

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza notes. During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000.  During the year ended December 31, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and $2,101,000 of accrued interest related to the Plaza Notes, representing the remaining outstanding principal and accrued interest balance, upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on the extinguishment of debt of approximately $3,121,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000 during the year ended December 31, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at December 31, 2007. The Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at December 31, 2007.

Although the Partnership’s recorded value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2007 and the unaudited condensed combined results of operations for each of the two years in the period ended December 31, 2007 is presented below. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of Plaza Village Group have been excluded from the condensed combined results of operations of the Local Limited Partnerships for the years ended December 31, 2007 and 2006 due to the Partnership assigning its remaining limited partnership interest in Plaza Village Group on March 8, 2007.

The difference between the investment per the accompanying balance sheet at December 31, 2007 and the deficit per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Condensed Combined Balance Sheet of the Local Limited Partnerships
(in thousands)
December 31, 2007
(Unaudited)
Assets
Land	$ 649
Building and improvements, net of
accumulated depreciation of
$13,159	5,381
Other assets	4,745
Total assets	$ 10,775
Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 13,032
Notes payable	839
Accrued interest on notes payable	6,198
Other liabilities	1,135
21,204
Partners' deficit
General partners	(104)
Limited partners	(10,325)
(10,429)
Total liabilities and partners'
deficit	$ 10,775

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
	Years Ended
	December 31,
	2007	2006
Revenues:	(Unaudited)	(Unaudited)

Rental income	$ 2,851	$ 2,771
Other income	299	287
Total revenues	3,150	3,058
Expenses:
Operating expenses	1,730	1,689
Financial expenses	798	811
Interest on notes payable	1,161	973
Depreciation and amortization	655	682
Total expenses	4,344	4,155
Loss from continuing operations	$(1,194)	$(1,097)

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

An affiliate served as the property manager for one of the Local Limited Partnerships' properties, receiving property management fees of approximately $23,000 and $37,000 for 2007 and 2006, respectively.

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

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza Notes. During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000.  During the year ended December 31, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest related to the Plaza Notes, representing the remaining outstanding principal and accrued interest balance, upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on the extinguishment of debt of approximately $3,121,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000 during the year ended December 31, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the General Partners an annual asset management fee equal to 0.5% of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the years ended December 31, 2007 and 2006, this fee was approximately $136,000 and $148,000, respectively. At December 31, 2007, approximately $322,000 of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheet.

As of December 31, 2007, the accrued fees and advances due to the Corporate General Partner exceeded the Partnership’s cash.  The Corporate General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash; however, the Partnership still remains liable for all such amounts.

In accordance with the Partnership Agreement, affiliates of the Corporate General Partner have advanced the Partnership funds to assist in paying for normal operating expenses.  There were no such advances for the years ended December 31, 2007 and 2006. During the year ended December 31, 2006, the Partnership repaid approximately $55,000 of these advances to affiliates of the Corporate General Partner.  There were no repayments during the year ended December 31, 2007.  There are no advances outstanding as of December 31, 2007.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships. During the years ended December 31, 2007 and 2006, affiliates of the Corporate General Partner were paid approximately $23,000 and $37,000, respectively, for providing property management services.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.57% of the outstanding Units at December 31, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

NOTE 5 – ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the years ended December 31, 2007 and 2006, the number of Limited Partnership Interests decreased by 40 and 34 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The income per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

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

A reconciliation follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Net income per financial statements	$ 2,940	$ 2,709
Other	154	22
Sale of partnership interest	(3,484)	--
Gain on extinguishment of debt	2,959	--
Partnership's share of Local Limited
Partnership	622	1,395
Income per tax return	$ 3,191	$ 4,126

Income per limited partnership interest	$517.15	$656.12

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities:

December 31, 2007
(in thousands)

Net deficit as reported	$ (214)

(Deduct) add:
Investment in Partnerships	(12,186)
Syndication	9,843
Other	526

Net deficit – Federal tax basis	$ (2,031)

NOTE 7 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS INVESTED

(1)

Schedule of Encumbrances (Unaudited, in thousands):

		Notes Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total
Oshtemo Limited Dividend
Housing Association	$11,968	$ --	$11,968
Jenny Lind Hall II, L.P.	1,064	7,037	8,101
Total	$13,032	$ 7,037	$20,069

(2)

Schedule of Investment Properties (Unaudited, in thousands):

			Buildings
			And
			Related
			Personal		Accumulated	Year of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
Oshtemo Limited
Dividend Housing
Association	$11,968	$ 617	$17,333	$17,950	$12,451	1978
Jenny Lind Hall,
II, L.P.	1,064	32	1,207	1,239	708	1977
Total	$13,032	$ 649	$18,540	$19,189	$13,159

(3)

Reconciliation of real estate and accumulated depreciation (Unaudited, in thousands):

	Years Ended December 31,

	2007	2006
	Total	Total

Real estate:
Balance at beginning of year	$18,927	$18,764
Improvements during the year	289	163
Disposal of property	(27)	--
Balance at end of year	$19,189	$18,927

	Years Ended December 31,

	2007	2006
	Total	Total

Accumulated depreciation:
Balance at beginning of year	$12,525	$11,845
Depreciation expense for the year	652	680
Disposal of property	(18)	--
Balance at end of year	$13,159	$12,525

NOTE 8 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8a.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

OTHER INFORMATION

None.

PART III.

ITEM 9.

DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Housing Programs Limited (the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp, a California Corporation (“NAPICO” or the “Corporate General Partner”).

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

Name	Age	Position
David R. Robertson	42	President, Chief Executive Officer and Director
Harry G. Alcock	45	Executive Vice President and Director
Lance J. Graber	46	Executive Vice President
Lisa R. Cohn	39	Executive Vice President, General Counsel and
		Secretary
Patti K. Fielding	44	Executive Vice President, Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Martha L. Long	48	Senior Vice President
Stephen B. Waters	46	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activity. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.  Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to AIMCO’s portfolio of properties in the eastern portion of the United States.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasury of the Corporate General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Executive Vice President and Chief Financial Officer of the Corporate General Partner in May 2007.  Mr. Herzog was appointed Chief Financial Officer of AIMCO in November 2005 and was appointed Executive Vice President AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Martha L. Long was appointed Senior Vice President of the Corporate General Partner in May 2007.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in May 2007 and of AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2007 and 2006, this fee was approximately $136,000 and $148,000, respectively. At December 31, 2007, approximately $322,000 of fees were unpaid and are included in accrued fees due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

As of December 31, 2007, the accrued fees and advances due to the Corporate General Partner exceeded the Partnership’s cash.  The Corporate General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash; however, the Partnership still remains liable for all such amounts.

In accordance with the Partnership Agreement, affiliates of the Corporate General Partner have advanced the Partnership funds to assist in paying for normal operating expenses.  There were no such advances for the years ended December 31, 2007 and 2006. During the year ended December 31, 2006, the Partnership repaid approximately $55,000 of these advances to affiliates of the Corporate General Partner. There were no repayments during the year ended December 31, 2007.  There are no advances outstanding as of December 31, 2007.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships. During the years ended December 31, 2007 and 2006, affiliates of the Corporate General Partner were paid approximately $23,000 and $37,000, respectively, for providing property management services.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.57% of the outstanding Units at December 31, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 13.

EXHIBITS

See Exhibit Index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $23,000 and $31,000 for 2007 and 2006, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $12,000 and $11,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Senior Vice President	Date: March 31, 2008
Martha L. Long

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
Stephen B. Waters

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