Form 10-Q
period 2008-03-31
HOUSING PROGRAMS LTD
filed 2008-05-09
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets

Investments in Local Limited Partnerships
(Note 2)	$ --	$ --
Cash and cash equivalents	39	85
Accounts receivable	71	53

Total assets	$ 110	$ 138

Liabilities and Partners’ (deficiency) capital

Liabilities:
Accrued fees due to affiliates (Note 4)	$ 345	$ 322
Accounts payable and accrued expenses	19	30
	364	352
Partners' (deficiency) capital:
General partners	(253)	(253)
Limited partners	(1)	39
	(254)	(214)
Total liabilities and partners'
(deficiency) capital	$ (110)	$ 138

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Interest income	$ 1	$ 2

Operating expenses:
Management fees - partners (Note 4)	23	34
General and administrative	8	4
Legal and accounting	10	12
Interest	--	17
Total operating expenses	41	67

Loss from partnership operations	(40)	(65)

Gain on assignment of interest in Local
Limited Partnership (Note 2)	--	25
Gain on extinguishment of debt (Notes 2 and 3)	--	3,121
Net (loss) income	$ (40)	$ 3,081

Net (loss) income to general partners (1%)	$ --	$ 31
Net (loss) income to limited partners (99%)	(40)	3,050

	$ (40)	$ 3,081
Net (loss) income per limited partnership
interest (Note 1)	$ (3.30)	$250.49

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		12,136

Partners' (deficiency) capital,
December 31, 2007	$ (253)	$ 39	$ (214)

Net loss for the three months
ended March 31, 2008	--	(40)	(40)

Partners' deficit,
March 31, 2008	$ (253)	$ (1)	$ (254)

Percentage interest at
March 31, 2008	1%	99%	100%

(A)

Consists of 12,136 and 12,176 partnership interests at March 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (40)	$ 3,081
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Gain on extinguishment of debt	--	(3,121)
Gain on assignment of interest in Local Limited
Partnership	--	(25)
Changes in accounts:
Accounts receivable	(18)	(34)
Accrued interest payable	--	18
Accounts payable and accrued expenses	(11)	(4)
Accrued fees due to affiliates	23	34
Net cash used in operating activities	(46)	(51)

Cash flows provided by investing activities:
Proceeds from assignment of interest in Local Limited
Partnership	--	25

Net decrease in cash and cash equivalents	(46)	(26)
Cash and cash equivalents, beginning of period	85	154

Cash and cash equivalents, end of period	$ 39	$ 128

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's annual report for the fiscal year ended December 31, 2007. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2008 and the results of operations and changes in cash flows for the three months ended March 31, 2008 and 2007.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,136 and 12,176 at January 1, 2008 and 2007, respectively.

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

At March 31, 2008 and December 31, 2007, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2008 and December 31, 2007, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of March 31, 2008 and December 31, 2007.

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

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at March 31, 2008.  The Local Limited Partnership is in negotiations with the note holder on repayment.  Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at March 31, 2008 and December 31, 2007.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2008 and 2007 for the Local Limited Partnerships in which the Partnership has investments (2007 amounts exclude the operations of Plaza Village due to the Partnership assigning its remaining limited partnership interest in March 2007) (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues
Rental and other income	$ 788	$ 765
Expenses
Operating	632	625
Interest on notes payable	290	243
Depreciation and amortization	164	171
Total expenses	1,086	1,039
Loss from continuing operations	$ (298)	$ (274)

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships included above.  During the three months ended March 31, 2008 and 2007, affiliates of the Corporate General Partner were paid approximately $9,000 and $11,000, respectively, for providing property management services.

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

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the three months ended March 31, 2008 and 2007, approximately $23,000 and $34,000, respectively, has been expensed.  At March 31, 2008 and December 31, 2007, approximately $345,000 and $322,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheet.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships. During the three months ended March 31, 2008 and 2007, affiliates of the Corporate General Partner were paid approximately $9,000 and $11,000, respectively, for providing property management services.

As of March 31, 2008 and December 31, 2007, the accrued fees and advances due to the Corporate General Partner exceeded the Partnership’s cash.  The Corporate General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash; however, the Partnership still remains liable for all such amounts.

NOTE 5 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $39,000 which was invested in an interest bearing account. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was approximately $1,000 and $2,000 for the three months ended March 31, 2008 and 2007, respectively. The Partnership intends to continue investing available funds in this manner.

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

On September 27, 2006, the Partnership entered into an agreement with a third party to assign 49% of its limited partnership interest in Plaza Village in return for approximately $25,000 in cash and the extinguishment of approximately $980,000 of principal and approximately $1,979,000 of accrued interest related to the Plaza Notes. During the year ended December 31, 2006, the Partnership recognized a gain on the extinguishment of debt of approximately $2,959,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000.  During the three months ended March 31, 2007, the Partnership assigned its remaining limited partnership interest in Plaza Village to the same third party for approximately $25,000 and the extinguishment of approximately $1,020,000 of principal and approximately $2,101,000 of accrued interest related to the Plaza Notes, representing the remaining outstanding principal and accrued interest balance, upon the third party’s receipt of certain approvals from HUD. The Partnership recognized a gain on the extinguishment of debt of approximately $3,121,000 and a gain on assignment of interest in Local Limited Partnership of approximately $25,000 during the three months ended March 31, 2007. As a result of the assignment transactions described above, the Partnership no longer holds any interest in this Local Limited Partnership.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at March 31, 2008.  This Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at March 31, 2008 and December 31, 2007.

Results of Operations

At March 31, 2008, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in loss from Local Limited Partnerships for the three months ended March 31, 2008 and 2007, as the Partnership’s investment balance in both Local Limited Partnerships had been reduced to zero prior to January 1, 2007.

Partnership revenues consist primarily of interest income earned on investment of funds.  The Partnership also receives distributions from the Local Limited Partnerships in which it has invested.  There were no distributions received during the three months ended March 31, 2008 or 2007.

During the three months ended March 31, 2007, the Partnership received approximately $25,000 from the proceeds of the assignment of its remaining Local Limited Partnership interests in Plaza Village, which is reflected as income on the statements of operations included in “Item 1. Financial Statements”, as the Partnership had no investment balance remaining in this Local Limited Partnership.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs.  Management fees were approximately $23,000 and $34,000 for the three months ended March 31, 2008 and 2007, respectively. The decrease in management fees is due to the Partnership’s loss of its investment in one Local Limited Partnership in 2007.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $10,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively. General and administrative expenses were approximately $8,000 and $4,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase in general and administrative expenses is primarily a result of an increase in costs incurred to communicate with investors and regulatory agencies.

Interest expense was approximately $17,000 for the three months ended March 31, 2007.  The decrease in interest expense is due to the extinguishment of the remaining balance of the Plaza Notes in March 2007.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.57% of the outstanding Units at March 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 1. Financial Statements”.

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

At March 31, 2008 and December 31, 2007, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting

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

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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