Form 10-K
period 2008-12-31
HOUSING PROGRAMS LTD
filed 2009-03-31
CIK 750304

                                          UNITED STATES

                               SECURITIES AND EXCHANGE COMMISSION

                                      WASHINGTON, DC  20549

                                            Form 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

                         Securities registered pursuant to Section 12(b) of the Act:

                                                     None

                         Securities registered pursuant to Section 12(g) of the Act:

                                        Limited Partnership Interests

                                               (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership holds limited partnership interests in two local limited partnerships (the "Local Limited Partnerships") as of December 31, 2008. The Partnership surrendered its interest in one Local Limited Partnership in 2001, the properties in three Local Limited Partnerships were sold in 2003, one Local Limited Partnership sold its investment property in 2006, and during the year ended December 31, 2007, the Partnership assigned its remaining limited partnership interest in one Local Limited Partnership.  Both of the Local Limited Partnerships own residential low income rental projects consisting of a total of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

ITEM 1A. RISK FACTORS

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Government housing regulations may limit the opportunities at the properties owned by the Local Limited Partnerships

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

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Local Limited Partnerships’ properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

ITEM 2.   PROPERTIES

During 2008, both of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2008, of the projects owned by the Local Limited Partnerships in which the Partnership has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT

DECEMBER 31, 2008

		Financed	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units

Under

			Section 8 (A)	2008	2007

Evergreen
Oshtemo, MI	330	--	330	97%	96%

Jenny Lind Hall
Springfield, MO	78	(A)	77	98%	97%

TOTAL	408		407

(A)   Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for both of the Local Limited Partnerships as of December 31, 2008.

	HPL	Acquisition Cost
Local	Limited	of Limited		Notes Payable
Limited	Partnership	Partnership	Mortgage	and
Partnership	Interest	Interests	Notes	Accrued Interest
		(in thousands)
Oshtemo Limited
Dividend Housing
Association	99.00%	$ 967	$11,557	$ --
Jenny Lind Hall II, L.P.	99.00%	2,675	1,028	8,439
			$12,585	$8,439

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The limited partnership interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest; therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership.  Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2008, there were 2,458 registered holders, owning an aggregate of 12,130 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancings or dispositions of its investments in Local Limited Partnerships.  No distributions were made during the years ended December 31, 2008 and 2007.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units"), or 1,161.0 limited partnership interests, in the Partnership representing 9.57% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2008 and 2007, the Partnership had cash and cash equivalents of approximately $8,000 and $85,000, respectively, which was invested in an interest bearing account.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Interest earned was approximately $1,000 and $6,000 for the years ended December 31, 2008 and 2007, respectively.  The Partnership intends to continue investing available funds in this manner.

Cash and cash equivalents decreased approximately $77,000 for the year ended December 31, 2008 due to cash used in operating activities of approximately $77,000.

One of the investments previously held by the Partnership, Plaza Village Group (“Plaza Village”), involved a purchase of partnership interests in Local Limited Partnership from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $2,000,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum (“Plaza Notes”). The Plaza Notes matured in 1999 and remained an obligation of the Partnership until completion of the transactions described below. These obligations and related interest were collateralized by the Partnership’s investment in the Local Limited Partnership, as defined in the Plaza Notes.  Unpaid interest was due at maturity of the Plaza Notes.

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

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at December 31, 2008. The Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at December 31, 2008 and 2007.

Results of Operations

At December 31, 2008, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships, that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

There was no recognition of equity in losses from Local Limited Partnerships for the years ended December 31, 2008 and 2007, as the Partnership’s investment in both Local Limited Partnerships had been reduced to zero prior to January 1, 2007.

Partnership revenues consist primarily of interest income earned on investment of funds. The Partnership also receives distributions from the Local Limited Partnerships in which it has invested.  There were no distributions from operations received during the years ended December 31, 2008 or 2007.

During the year ended December 31, 2007, the Partnership received approximately $25,000 from the proceeds of the assignment of its remaining Local Limited Partnership interests in Plaza Village, which is reflected as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”, as the Partnership had no investment balance remaining in this Local Limited Partnership.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $3,215,000 and $3,150,000 for the years ended December 31, 2008 and 2007, respectively.

Total expenses from continuing operations for the Local Limited Partnerships were approximately $4,508,000 and $4,344,000 for the years ended December 31, 2008 and 2007, respectively.

Total loss from continuing operations for the Local Limited Partnerships was approximately $1,293,000 for the year ended December 31, 2008 and total loss from continuing operations was approximately $1,194,000 for the year ended December 31, 2007. The loss allocated to the Partnership was approximately $1,280,000 and $1,182,000 for 2008 and 2007, respectively, but is not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs. Management fees were approximately $93,000 and $136,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in management fees is due to the Partnership’s loss of its investment in one Local Limited Partnership in 2007.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $37,000 and $38,000 for the years ended December 31, 2008 and 2007, respectively. General and administrative expenses were approximately $18,000 and $20,000 for the years ended December 31, 2008 and 2007, respectively. Interest expense was approximately $18,000 for the year ended December 31, 2007.  There was no interest expense for the year ended December 31, 2008.  The decrease in interest expense is due to the extinguishment of the remaining debt related to the Plaza Notes during 2007.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In Local Limited Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.57% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximumexposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2008 and 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 –Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOUSING PROGRAMS LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.

Balance Sheets - December 31, 2008 and 2007.

Statements of Operations - Years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007.

Statements of Cash Flows - Years ended December 31, 2008 and 2007.

Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

The Partners

Housing Programs Limited

We have audited the accompanying balance sheets of Housing Programs Limited as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2009

HOUSING PROGRAMS LIMITED

BALANCE SHEETS

 (in thousands)

	December 31,
	2008	2007
Assets

Investments in Local Limited Partnerships
(Note 2)	$ --	$ --
Cash and cash equivalents	8	85
Accounts receivable	71	53

Total assets	$ 79	$ 138

Liabilities and Partners’ (deficiency) capital

Liabilities:
Accrued fees due to affiliates (Note 4)	$ 415	$ 322
Accounts payable and accrued expenses	25	30
	440	352
Partners' (deficiency) capital:
General partners	(254)	(253)
Limited partners	(107)	39
	(361)	(214)
Total liabilities and partners'
(deficiency) capital	$ 79	$ 138

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2008	2007
Revenues:
Interest income	$ 1	$ 6

Operating Expenses:
Management fees - partners (Note 4)	93	136
General and administrative	18	20
Legal and accounting	37	38
Interest	--	18
Total operating expenses	148	212

Loss from Partnership operations	(147)	(206)
Gain on assignment of interest in Local Limited
Partnership (Note 2)	--	25
Gain on extinguishment of debt (Notes 2 and 3)	--	3,121
Net (loss) income (Note 6)	$ (147)	$ 2,940

Net (loss) income to general partners (1%)	$ (1)	$ 29
Net (loss) income to limited partners (99%)	(146)	2,911

	$ (147)	$ 2,940

Net (loss) income per limited partnership interest
(Note 1)	$(12.03)	$239.08

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ deficit, December 31, 2006	$(282)	$(2,872)	$(3,154)

Net income for the year ended
December 31, 2007	29	2,911	2,940

Partners’ (deficiency) capital,
December 31, 2007	(253)	39	(214)

Net loss for the year ended
December 31, 2008	(1)	(146)	(147)

Partners’ deficit, December 31, 2008	$(254)	$ (107)	$ (361)

Percentage interest at December 31, 2008	1%	99%	100%
		(A)

(A)   Consists of 12,130 and 12,136 interests at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, 6 and 40 interests were abandoned, respectively (Note 5).

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (147)	$ 2,940
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Gain on assignment of interest in Local Limited	--	(25)
Partnership
Gain on extinguishment of debt	--	(3,121)
Changes in accounts:
Accrued interest payable	--	18
Accounts receivable	(18)	(34)
Accounts payable and accrued expenses	(5)	(8)
Accrued fees due to affiliates	93	136
Net cash used in operating activities	(77)	(94)

Cash flows provided by investing activities:
Proceeds from assignment of interest in Local Limited
Partnership	--	25

Net decrease in cash and cash equivalents	(77)	(69)
Cash and cash equivalents, beginning of year	85	154

Cash and cash equivalents, end of year	$ 8	$ 85

See Accompanying Notes to Financial Statements.

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No liquidation fee was accrued related to the assignment of the Partnership’s interest in one Local Limited Partnership (as defined below) during 2007.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,136 and 12,176 at January 1, 2008 and 2007, respectively.Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balances at December 31, 2008 and 2007 are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2008 and 2007.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximumexposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2008 and 2007, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of December 31, 2008 and 2007.

One of the investments previously held by the Partnership, Plaza Village Group (“Plaza Village”), involved a purchase of partnership interests in Local Limited Partnership from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $2,000,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum (“Plaza Notes”). The Plaza Notes matured in 1999 and remained an obligation of the Partnership until completion of the transactions described below. These obligations and related interest were collateralized by the Partnership’s investment in the Local Limited Partnership, as defined in the Plaza Notes.  Unpaid interest was due at maturity of the Plaza Notes.

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

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at December 31, 2008. The Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at December 31, 2008 and 2007.

Although the Partnership’s recorded value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2008 and 2007 and the unaudited condensed combined results of operations for each of the two years in the period ended December 31, 2008 are presented below. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of Plaza Village Group have been excluded from the condensed combined results of operations of the Local Limited Partnerships for the year ended December 31, 2007 due to the Partnership assigning its remaining limited partnership interest in Plaza Village Group on March 8, 2007.

The difference between the investment per the accompanying balance sheets at December 31, 2008 and 2007 and the deficit per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Condensed Combined Balance Sheets of the Local Limited Partnerships
(in thousands)
	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Assets
Land	$ 649	$ 649
Building and improvements, net of
accumulated depreciation of
$13,804 and $13,159, respectively	4,917	5,381
Other assets	4,987	4,745
Total assets	$ 10,553	$ 10,775
Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 12,585	$ 13,032
Notes payable	839	839
Accrued interest on notes payable	7,600	6,198
Other liabilities	1,252	1,135
	22,276	21,204
Partners' deficit
General partners	(117)	(104)
Limited partners	(11,606)	(10,325)
	(11,723)	(10,429)
Total liabilities and partners'
deficit	$ 10,553	$ 10,775

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
	Years Ended
	December 31,
	2008	2007
Revenues:	(Unaudited)	(Unaudited)

Rental income	$ 2,908	$ 2,851
Other income	307	299
Total revenues	3,215	3,150
Expenses:
Operating expenses	1,703	1,730
Financial expenses	778	798
Interest on notes payable	1,380	1,161
Depreciation and amortization	647	655
Total expenses	4,508	4,344
Loss from continuing operations	$(1,293)	$(1,194)

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

An affiliate served as the property manager for one of the Local Limited Partnerships' properties, receiving property management fees of approximately $24,000 and $23,000 for 2008 and 2007, respectively.

NOTE 3 – NOTE PAYABLE

One of the investments previously held by the Partnership, Plaza Village, involved a purchase of partnership interests in Local Limited Partnership from partners who subsequently withdrew from the Local Limited Partnership. The Partnership issued non-recourse notes payable totaling $2,000,000 to the sellers of the partnership interests, such notes bearing interest at 9.5% per annum (“Plaza Notes”). The Plaza Notes matured in 1999. These obligations and related interest were collateralized by the Partnership’s investment in the Local Limited Partnership, as defined in the Plaza Notes.  Unpaid interest was due at maturity of the Plaza Notes.

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

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the General Partners an annual asset management fee equal to 0.5% of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For the years ended December 31, 2008 and 2007, this fee was approximately $93,000 and $136,000, respectively. At December 31, 2008 and 2007,  approximately $415,000 and $322,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheets.

As of December 31, 2008 and 2007, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash.  The Corporate General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash; however, the Partnership still remains liable for all such amounts.

An affiliate of NAPICO is the general partner and property manager for one of the Local Limited Partnerships. During the years ended December 31, 2008 and 2007, affiliates of the Corporate General Partner were paid approximately $24,000 and $23,000, respectively, for providing property management services.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.57% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

NOTE 5 – ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During the years ended December 31, 2008 and 2007, the number of Limited Partnership Interests decreased by 6 and 40 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.  The (loss) income per Limited Partnership Interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

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

A reconciliation follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
Net (loss) income per financial statements	$ (147)	$ 2,940
Other	96	154
Saleof partnership interest	--	(3,484)
Gain on extinguishment of debt	--	2,959
Partnership's share of Local Limited
Partnership	593	622
Income per tax return	$ 542	$ 3,191

Income per limited partnership interest	$ 88.38	$517.15

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities:

	December 31,
	2008	2007
	(in thousands)
Net deficit as reported	$ (361)	$ (214)

(Deduct) add:
Investment in Partnerships	(11,593)	(12,186)
Syndication	9,843	9,843
Other	627	526

Net deficit – Federal tax basis	$ (1,484)	$ (2,031)

NOTE 7 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS INVESTED

(1)   Schedule of Encumbrances (Unaudited, in thousands):

		Notes Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total
Oshtemo Limited Dividend
Housing Association	$11,557	$ --	$11,557
Jenny Lind Hall II, L.P.	1,028	8,439	9,467
Total	$12,585	$ 8,439	$21,024

(2)   Schedule of Investment Properties (Unaudited, in thousands):

			Buildings
			And
			Related
			Personal		Accumulated	Year of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
Oshtemo Limited
Dividend Housing
Association	$11,557	$ 617	$17,495	$18,112	$12,990	1978
Jenny Lind Hall,
II, L.P.	1,028	32	1,226	1,258	814	1977
Total	$12,585	$ 649	$18,721	$19,370	$13,804

(3)Reconciliation of real estate and accumulated depreciation (Unaudited, in thousands):

	Years Ended December 31,

	2008	2007
	Total	Total

Real estate:
Balance at beginning of year	$19,189	$18,927
Improvements during the year	181	289
Disposal of property	--	(27)
Balance at end of year	$19,370	$19,189

	Years Ended December 31,

	2008	2007
	Total	Total

Accumulated depreciation:
Balance at beginning of year	$13,159	$12,525
Depreciation expense for the year	645	652
Disposal of property	--	(18)
Balance at end of year	$13,804	$13,159

NOTE 8 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Housing Programs Limited(the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp, a California Corporation (“NAPICO” or the “Corporate General Partner”).

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

Name	Age	Position
David R. Robertson	43	President, Chief Executive Officer, Chief Financial Officer and Director
Harry G. Alcock	46	Executive Vice President and Director
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President - Securities and Debt;
		Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	37	Senior Vice President
Stephen B. Waters	47	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  In addition Mr. Robertson became the Chief Financial Officer of the Corporate General Partner and AIMCO in March 2009.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities. Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a privately held chain of specialty food stores that he founded.

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasurer of the Corporate General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2008 and 2007, this fee was approximately $93,000 and $136,000, respectively. At December 31, 2008 and 2007, approximately $415,000 and $322,000, respectively,  of fees were unpaid and are included in accrued fees due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

As of December 31, 2008 and 2007, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash.  The Corporate General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash; however, the Partnership still remains liable for all such amounts.

NAPICO, or one of its affiliates, is the general partner and property manager for one of the Local Limited Partnerships. During the years ended December 31, 2008 and 2007, affiliates of the Corporate General Partner were paid approximately $24,000 and $23,000, respectively, for providing property management services.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.57% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $25,000 and $23,000 for 2008 and 2007, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $12,000 for 2008 and 2007, respectively.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2008 and 2007

   Statements of Operations - Years Ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years Ended December 31, 2008 and 2007

   Statements of Cash Flows - Years Ended December 31, 2008 and 2007

   Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director and President	Date: March 31, 2009
David R. Robertson

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2009
Steven D. Cordes

/s/Stephen B. Waters	Vice President	Date: March 31, 2009
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