Form 10-Q
period 2009-03-31
HOUSING PROGRAMS LTD
filed 2009-05-12
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [ ] No

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

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)	(Note)

Investments in and advances to Local Limited
Partnerships (Note 2)	$ --	$ --
Cash and cash equivalents	--	8
Accounts receivable	71	71

Total assets	$ 71	$ 79

Liabilities and Partners’ Deficit

Liabilities:
Accrued fees due to affiliates (Note 3)	$ 438	$ 415
Accounts payable and accrued expenses	32	25
	470	440
Partners' deficit:
General partners	(254)	(254)
Limited partners	(145)	(107)
	(399)	(361)

Total liabilities and partners' deficit	$ 71	$ 79

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Interest income	$ --	$ 1

Operating Expenses:
Management fees - partners (Note 3)	23	23
General and administrative	3	8
Legal and accounting	11	10
Total operating expenses	37	41

Loss from Partnership operations	(37)	(40)
Advance made to Local Limited Partnership
recognized as expense (Note 2)	(1)	--
Net loss	$ (38)	$ (40)

Net loss to general partners (1%)	$ --	$ --
Net loss to limited partners (99%)	(38)	(40)

	$ (38)	$ (40)

Net loss per limited partnership interest (Note 1)	$ (3.13)	$ (3.30)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		12,130

Partners’ deficit, December 31, 2008	$ (254)	$ (107)	$ (361)

Net loss for the three months
ended March 31, 2009	--	(38)	(38)

Partners’ deficit,
March 31, 2009	(254)	(145)	(399)

Percentage interest at March 31, 2009	1%	99%	100%

(A)   Consists of 12,130 interests at March 31, 2009 and December 31, 2008.

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (38)	$ (40)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advance to Local Limited Partnership recognized as
expense	1	--
Changes in accounts:
Accounts receivable	--	(18)
Accounts payable and accrued expenses	7	(11)
Accrued fees due to affiliates	23	23
Net cash used in operating activities	(7)	(46)

Cash flows used in investing activities:
Advance to Local Limited Partnership	(1)	--

Net decrease in cash and cash equivalents	(8)	(46)
Cash and cash equivalents, beginning of period	8	85

Cash and cash equivalents, end of period	$ --	$ 39

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's annual report for the fiscal year ended December 31, 2008. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership at March 31, 2009 and the results of operations and changes in cash flows for the three months ended March 31, 2009 and 2008.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 12,130 and 12,136 at January 1, 2009 and 2008, respectively.

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

At March 31, 2009 and December 31, 2008, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2009 and December 31, 2008, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of March 31, 2009 and December 31, 2008.

The Partnership advanced approximately $1,000 to one Local Limited Partnership during the three months ended March 31, 2009, to fund a tax payment. This amount is included in advance to Local Limited Partnership recognized as expense for the three months ended March 31, 2009, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful. No such advances were made during the three months ended March 31, 2008.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at March 31, 2009.  The Local Limited Partnership is in negotiations with the note holder on repayment.  Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at March 31, 2009 and December 31, 2008.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2009 and 2008 for the Local Limited Partnerships in which the Partnership has investments(in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues
Rental and other income	$ 804	$ 788
Expenses
Operating	620	632
Interest on notes payable	345	290
Depreciation and amortization	162	164
Total expenses	1,127	1,086
Net loss	$ (323)	$ (298)

An affiliate is the property manager for one of the Local Limited Partnerships included above.  During the three months ended March 31, 2009 and 2008, affiliates of the Corporate General Partner were paid approximately $6,000 and $9,000, respectively, for providing property management services.

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. Approximately $23,000 for each of the three months ended March 31, 2009 and 2008 has been expensed.  At March 31, 2009 and December 31, 2008, approximately $438,000 and $415,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheets.

An affiliate is the property manager for one of the Local Limited Partnerships. During the three months ended March 31, 2009 and 2008, affiliates of the Corporate General Partner were paid approximately $6,000 and $9,000, respectively, for providing property management services.

As of March 31, 2009 and December 31, 2008, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash.  The Corporate General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash; however, the Partnership still remains liable for all such amounts.

NOTE 4 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

At March 31, 2009 and December 31, 2008, the Partnership had cash and cash equivalents of less than $1,000 and approximately $8,000, respectively, which was invested in an interest bearing account. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Interest earned was less than $1,000 and approximately $1,000 for the three months ended March 31, 2009 and 2008, respectively. The Partnership intends to continue investing available funds in this manner.

The Partnership advanced approximately $1,000 to one Local Limited Partnership during the three months ended March 31, 2009, to fund a tax payment. This amount is included in advance to Local Limited Partnership recognized as expense for the three months ended March 31, 2009, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful. No such advances were made during the three months ended March 31, 2008.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at March 31, 2009.  This Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at March 31, 2009 and December 31, 2008.

Results of Operations

At March 31, 2009, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in loss from Local Limited Partnerships for the three months ended March 31, 2009 and 2008, as the Partnership’s investment balance in both Local Limited Partnerships had been reduced to zero prior to January 1, 2008.

Partnership revenues consist primarily of interest income earned on investment of funds.  The Partnership also receives distributions from the Local Limited Partnerships in which it has invested.  There were no distributions received during the three months ended March 31, 2009 or 2008.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs.  Management fees were approximately $23,000 for each of the three months ended March 31, 2009 and 2008.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $11,000 and $10,000 for the three months ended March 31, 2009 and 2008, respectively. General and administrative expenses were approximately $3,000 and $8,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in general and administrative expenses is primarily a result of a decrease in costs incurred to communicate with investors and regulatory agencies.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.57% of the outstanding Units at March 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At March 31, 2009 and December 31, 2008, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2009	By: /s/Stephen B. Waters
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