Form 10-Q
period 2009-09-30
HOUSING PROGRAMS LTD
filed 2009-11-16
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

BALANCE SHEETS

 (in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets

Investments in Local Limited Partnerships
(Note 2)	$ --	$ --
Cash and cash equivalents	--	8
Accounts receivable	71	71
Total assets	$ 71	$ 79

Liabilities and Partners’ Deficit

Liabilities:
Accrued fees due to affiliates (Note 3)	$ 485	$ 415
Accounts payable and accrued expenses	42	25
Due to affiliates (Note 3)	17	--
	544	440

Contingencies (Note 5)

Partners' deficit:
General partners	(255)	(254)
Limited partners	(218)	(107)
	(473)	(361)
Total liabilities and partners' deficit	$ 71	$ 79

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Interest income	$ --	$ --	$ --	$ 1

Operating expenses:
Management fees – partners (Note 3)	23	23	70	70
General and administrative	3	1	12	13
Legal and accounting	11	9	29	29
Total operating expenses	37	33	111	112

Loss from Partnership operations	(37)	(33)	(111)	(111)

Advance made to Local Limited
Partnership recognized as
(Note 2)	--	--	(1)	--
Net loss	$ (37)	$ (33)	$ (112)	$ (111)

Net loss allocated to general
partners (1%)	$ --	$ --	$ (1)	$ (1)

Net loss allocated to limited
partners (99%)	(37)	(33)	(111)	(110)

	$ (37)	$ (33)	$ (112)	$ (111)
Net loss per limited partnership
interest (Note 1)	$ (3.05)	$ (2.72)	$ (9.15)	$ (9.06)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		12,130

Partners' deficit,
December 31, 2008	$ (254)	$ (107)	$ (361)

Net loss for the nine months
ended September 30, 2009	(1)	(111)	(112)

Partners' deficit,
September 30, 2009	$ (255)	$ (218)	$ (473)

Percentage interest at
September 30, 2009	1%	99%	100%

(A)   Consists of 12,130 partnership interests at September 30, 2009 and December 31, 2008.

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (112)	$ (111)
Adjustments to reconcile net loss to net cash used
in operating activities:
Advance to Local Limited Partnership recognized
as expense	1	--
Change in accounts:
Accounts payable and accrued expenses	17	(3)
Receivables – limited partners	--	(18)
Accrued fees due to affiliates	70	70
Net cash used in operating activities	(24)	(62)

Cash flows used in investing activities:
Advance to Local Limited Partnership	(1)	--

Cash flows provided by financing activities:
Advances from affiliate	17	--

Net decrease in cash and cash equivalents	(8)	(62)
Cash and cash equivalents, beginning of period	8	85

Cash and cash equivalents, end of period	$ --	$ 23

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position of the Partnership at September 30, 2009 and the results of operations and changes in cash flows for the nine months ended September 30, 2009 and 2008.

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

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 12,130 and 12,136 for the three and nine months ended September 30, 2009 and 2008, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at September 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for the Partnership in 2010. Early adoption is prohibited.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnerships financial statements.  As of September 30, 2009, SFAS 167 had not been added to the FASB ASC.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of September 30, 2009 and December 31, 2008.

The Partnership advanced approximately $1,000 to one Local Limited Partnership during the nine months ended September 30, 2009, to fund a tax payment. This amount is included in advance to Local Limited Partnership recognized as expense for the nine months ended September 30, 2009, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful. No such advances were made during the nine months ended September 30, 2008.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at September 30, 2009.  The Local Limited Partnership is in negotiations with the note holder on repayment.  Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at September 30, 2009 and December 31, 2008.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2009 and 2008 for the Local Limited Partnerships in which the Partnership has investments(in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental and other income	$ 730	$ 774	$ 2,204	$ 2,325
Expenses
Operating	307	425	1,159	1,311
Interest on notes payable	540	489	1,619	1,469
Depreciation and
amortization	162	164	486	492
Total expenses	1,009	1,078	3,264	3,272
Net loss	$ (279)	$ (304)	$(1,060)	$ (947)

An affiliate is the property manager for one of the Local Limited Partnerships included above.  During the nine months ended September 30, 2009 and 2008, affiliates of the Corporate General Partner were paid approximately $18,000 and $19,000, respectively, for providing property management services.

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. Approximately $70,000 for each of the nine months ended September 30, 2009 and 2008 has been expensed.  At September 30, 2009 and December 31, 2008, approximately $485,000 and $415,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheets.

As of September 30, 2009 and December 31, 2008, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash.  The Corporate General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash; however, the Partnership still remains liable for all such amounts.

An affiliate is the property manager for one of the Local Limited Partnerships. During the nine months ended September 30, 2009 and 2008, affiliates of the Corporate General Partner were paid approximately $18,000 and $19,000, respectively, for providing property management services.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $17,000 during the nine months ended September 30, 2009 to fund partnership operating expenses.  There were no such advances during the nine months ended September 30, 2008. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2009). Interest expense was less than $1,000 for the nine months ended September 30, 2009.  At September 30, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,000, and are included in due to affiliates. There were no outstanding advances or accrued interest payable at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its assets and liabilities at September 30, 2009 approximated their fair value due to the short-term maturity of these instruments.

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

The Partnership's primary sources of funds include distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

At September 30, 2009 and December 31, 2008, the Partnership had cash and cash equivalents of less than $1,000 and approximately $8,000, respectively. Interest earned was less than $1,000 and approximately $1,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Partnership advanced approximately $1,000 to one Local Limited Partnership during the nine months ended September 30, 2009, to fund a tax payment. This amount is included in advance to Local Limited Partnership recognized as expense for the nine months ended September 30, 2009, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful. No such advances were made during the nine months ended September 30, 2008.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $17,000 during the nine months ended September 30, 2009 to fund partnership operating expenses.  There were no such advances during the nine months ended September 30, 2008. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at September 30, 2009). Interest expense was less than $1,000 for the nine months ended September 30, 2009.  At September 30, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,000, and are included in due to affiliates. There were no outstanding advances or accrued interest payable at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at September 30, 2009.  This Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at September 30, 2009 and December 31, 2008.

Results of Operations

At September 30, 2009, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in loss from Local Limited Partnerships for the nine months ended September 30, 2009 and 2008, as the Partnership’s investment balance in both Local Limited Partnerships had been reduced to zero prior to January 1, 2008.

Partnership revenues consist primarily of interest income earned on investment of funds.  The Partnership also receives distributions from the Local Limited Partnerships in which it has invested.  There were no distributions received during the nine months ended September 30, 2009 or 2008.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs.  Management fees were approximately $70,000 for each of the nine months ended September 30, 2009 and 2008.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $29,000 for each of the nine months ended September 30, 2009 and 2008, and approximately $11,000 and $9,000 for the three months ended September 30, 2009 and 2008, respectively. General and administrative expenses were approximately $12,000 and $13,000 for the nine months ended September 30, 2009 and 2008, respectively, and approximately $3,000 and $1,000 for the three months ended September 30, 2009 and 2008, respectively.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.57% of the outstanding Units at September 30, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at September 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

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

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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