Form 10-K
period 2009-12-31
HOUSING PROGRAMS LTD
filed 2010-03-31
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.  Readers should carefully review the Partnership’s financial statements and the notes thereto as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership holds limited partnership interests in two local limited partnerships (the "Local Limited Partnerships") as of December 31, 2009. The Partnership surrendered its interest in one Local Limited Partnership in 2001, the properties in three Local Limited Partnerships were sold in 2003, one Local Limited Partnership sold its investment property in 2006, and during 2007, the Partnership assigned its remaining limited partnership interest in one Local Limited Partnership.  Both of the Local Limited Partnerships own residential low income rental projects consisting of a total of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

ITEM 2.   PROPERTIES

During 2009, both of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2009, of the projects owned by the Local Limited Partnerships in which the Partnership has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT

DECEMBER 31, 2009

		Financed	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units

Under

			Section 8 (A)	2009	2008

Evergreen
Oshtemo, MI	330	--	330	97%	97%

Jenny Lind Hall
Springfield, MO	78	(A)	77	98%	98%

TOTAL	408		407

(A)   Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for both of the Local Limited Partnerships as of December 31, 2009.

	HPL	Acquisition Cost
Local	Limited	of Limited		Notes Payable
Limited	Partnership	Partnership	Mortgage	and
Partnership	Interest	Interests	Notes	Accrued Interest
		(in thousands)
Oshtemo Limited
Dividend Housing
Association	99.00%	$ 967	$11,119	$ --
Jenny Lind Hall II, L.P.	99.00%	2,675	942	10,002
		$3,642	$12,061	$10,002

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The limited partnership interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest; therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership.  Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2009, there were 2,442 registered holders, owning an aggregate of 12,084 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancings or dispositions of its investments in Local Limited Partnerships.  No distributions were made during the years ended December 31, 2009 and 2008.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units"), or 1,161.0 limited partnership interests, in the Partnership representing 9.61% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership's primary source of funds include distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

At December 31, 2009 and 2008, the Partnership had cash and cash equivalents of approximately $11,000 and $8,000, respectively. Interest earned was less than $1,000 and approximately $1,000 for the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, the Partnership advanced approximately $1,000 to one Local Limited Partnership, Jenny Lind Hall II, L.P., to fund a tax payment.  While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. This amount is included in advance to Local Limited Partnership recognized as expense for the year ended December 31, 2009, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful. No such advances were made during the year ended December 31, 2008.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $43,000 during the year ended December 31, 2009 to fund partnership operating expenses.  There were no such advances during the year ended December 31, 2008. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense was approximately $1,000 for the year ended December 31, 2009.  At December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $44,000, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. There were no outstanding advances or accrued interest payable at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at December 31, 2009.  This Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at December 31, 2009 and 2008.

Results of Operations

At December 31, 2009, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in loss from Local Limited Partnerships for the years ended December 31, 2009 and 2008, as the Partnership’s investment balance in both Local Limited Partnerships had been reduced to zero prior to January 1, 2008.

Partnership revenues consist primarily of interest income earned on investment of funds.  The Partnership also receives distributions from the Local Limited Partnerships in which it has invested.  There were no distributions received during the years ended December 31, 2009 or 2008.

Total revenues for the Local Limited Partnerships were approximately $3,229,000 and $3,215,000 for the years ended December 31, 2009 and 2008, respectively.

Total expenses for the Local Limited Partnerships were approximately $4,782,000 and $4,508,000 for the years ended December 31, 2009 and 2008, respectively.

Total net loss for the Local Limited Partnerships was approximately $1,553,000 and $1,293,000 for the years ended December 31, 2009 and 2008, respectively. The loss allocated to the Partnership was approximately $1,537,000 and $1,280,000 for 2009 and 2008, respectively, but is not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs.  Management fees were approximately $93,000 for each of the years ended December 31, 2009 and 2008.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $38,000 and $37,000 for the years ended December 31, 2009 and 2008, respectively. General and administrative expenses were approximately $17,000 and $18,000 for the years ended December 31, 2009 and 2008, respectively.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments in and Advances to Local Limited Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.61% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  The Partnership and the general partner of each Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•       the principal purpose of the Local Limited Partnerships is to conduct a business that is complementary to the general partners’ primary business (ownership and management of real estate properties);

•       the general partners conduct and manage the business of the Local Limited Partnerships;

•       the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnerships’ underlying real estate properties;

•       the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnerships;

•       the general partners are obligated to fund any recourse obligations of the Local Limited Partnerships; and

•       the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships.

These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

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

Method of Accounting for Investment in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships, that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOUSING PROGRAMS LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.

Balance Sheets - December 31, 2009 and 2008.

Statements of Operations - Years ended December 31, 2009 and 2008.

Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008.

Statements of Cash Flows - Years ended December 31, 2009 and 2008.

Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

The Partners

Housing Programs Limited

We have audited the accompanying balance sheets of Housing Programs Limited as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2010

HOUSING PROGRAMS LIMITED

BALANCE SHEETS

 (in thousands)

	December 31,
	2009	2008
Assets

Investments in Local Limited Partnerships
(Note 2)	$ --	$ --
Cash and cash equivalents	11	8
Receivables – limited partners	71	71

Total assets	$ 82	$ 79

Liabilities and Partners’ Deficit

Liabilities:
Accrued fees due to affiliates (Note 3)	$ 508	$ 415
Accounts payable and accrued expenses	41	25
Due to affiliates (Note 3)	44	--
	593	440
Contingencies (Note 6)

Partners' deficit:
General partners	(256)	(254)
Limited partners	(255)	(107)
	(511)	(361)
Total liabilities and partners' deficit	$ 82	$ 79

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2009	2008
Revenues:
Interest income	$ --	$ 1

Operating Expenses:
Management fees - partners (Note 3)	93	93
General and administrative	17	18
Legal and accounting	38	37
Interest (Note 3)	1	--
Total operating expenses	149	148

Loss from Partnership operations	(149)	(147)
Advance made to Local Limited Partnership recognized
as expense (Note 2)	(1)	--
Net loss (Note 4)	$ (150)	$ (147)

Net loss to general partners (1%)	$ (2)	$ (1)
Net loss to limited partners (99%)	(148)	(146)

	$ (150)	$ (147)

Net loss per limited partnership interest (Note 1)	$(12.20)	$(12.03)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ (deficiency) capital,
December 31, 2007	$(253)	$ 39	$ (214)

Net loss for the year ended
December 31, 2008	(1)	(146)	(147)

Partners’ deficit, December 31, 2008	(254)	(107)	(361)

Net loss for the year ended
December 31, 2009	(2)	(148)	(150)

Partners’ deficit, December 31, 2009	$(256)	$ (255)	$ (511)

Percentage interest at December 31, 2009	1%	99%	100%
		(A)

(A)   Consists of 12,084 and 12,130 interests at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, 46 and 6 interests were abandoned, respectively (Note 1).

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (150)	$ (147)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advance to Local Limited Partnership recognized as
expense	1	--
Change in accounts:
Receivables – limited partners	--	(18)
Accounts payable and accrued expenses	16	(5)
Due to affiliate	1	--
Accrued fees due to affiliates	93	93
Net cash used in operating activities	(39)	(77)

Cash flows used in investing activities:
Advance to Local Limited Partnership	(1)	--

Cash flows provided by financing activities:
Advances from affiliate	43	--

Net increase (decrease) in cash and cash equivalents	3	(77)
Cash and cash equivalents, beginning of year	8	85

Cash and cash equivalents, end of year	$ 11	$ 8

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Housing Programs Limited (the “Partnership”) was organized under the California Uniform Limited Partnership Act on May 15, 1984. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), Housing Programs Corporation II and National Partnership Investment Associates (collectively, the "General Partners").   NAPICO and Housing Programs Corporation II are subsidiaries of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. The Partnership will adopt SFAS 167 effective January 1, 2010.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnerships financial statements.  As of December 31, 2009, SFAS 167 had not been added to the FASB ASC.

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

Abandoned Units

During the years ended December 31, 2009 and 2008, the number of Limited Partnership Interests decreased by 46 and 6 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 12,130 and 12,136 for the years ended December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balances at December 31, 2009 and 2008 are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2009 and 2008.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in FASB ASC Topic 280-10 the Partnership has only one reportable segment.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2009, the Partnership believes that the carrying amount of other assets and liabilities that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  The Partnership and the general partner of each Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•       the principal purpose of the Local Limited Partnerships is to conduct a business that is complementary to the general partners’ primary business (ownership and management of real estate properties);

•       the general partners conduct and manage the business of the Local Limited Partnerships;

•       the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnerships’ underlying real estate properties;

•       the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnerships;

•       the general partners are obligated to fund any recourse obligations of the Local Limited Partnerships; and

•       the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships.

These two VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2009 and 2008, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships, that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%.  Distributions of surplus cash from operations from the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of December 31, 2009 and 2008.

During the year ended December 31, 2009, the Partnership advanced approximately $1,000 to one Local Limited Partnership, Jenny Lind Hall II, L.P., to fund a tax payment. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. This amount is included in advance to Local Limited Partnership recognized as expense for the year ended December 31, 2009, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful. No such advances were made during the year ended December 31, 2008.

One of the Local Limited Partnerships, Jenny Lind Hall Second Limited Partnership, has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at December 31, 2009. The Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at December 31, 2009 and 2008.

Although the Partnership’s recorded value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2009 and 2008 and the unaudited condensed combined results of operations for each of the two years in the period ended December 31, 2009 are presented below.

The difference between the investment per the accompanying balance sheets at December 31, 2009 and 2008 and the deficit per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Condensed Combined Balance Sheets of the Local Limited Partnerships
(in thousands)
	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Assets
Land	$ 649	$ 649
Building and improvements, net of
accumulated depreciation of
$14,446 and $13,804, respectively	4,358	4,917
Other assets	5,277	4,987
Total assets	$ 10,284	$ 10,553
Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 12,061	$ 12,585
Notes payable	839	839
Accrued interest on notes payable	9,163	7,600
Other liabilities	1,497	1,252
	23,560	22,276

Partners' deficit	(13,276)	(11,723)
Total liabilities and partners'
deficit	$ 10,284	$ 10,553

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
	Years Ended
	December 31,
	2009	2008
Revenues:	(Unaudited)	(Unaudited)

Rental income	$ 2,908	$ 2,908
Other income	321	307
Total revenues	3,229	3,215
Expenses:
Operating expenses	1,762	1,703
Financial expenses	748	778
Interest on notes payable	1,627	1,380
Depreciation and amortization	645	647
Total expenses	4,782	4,508
Net loss	$(1,553)	$(1,293)

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

An affiliate of NAPICO is the property manager for one of the Local Limited Partnerships. During the years ended December 31, 2009 and 2008, affiliates of the Corporate General Partner were paid approximately $25,000 and $24,000, respectively, for providing property management services.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the General Partners an annual asset management fee equal to 0.5% of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2009 and 2008, this fee was approximately $93,000. At December 31, 2009 and 2008, approximately $508,000 and $415,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheets.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $43,000 during the year ended December 31, 2009 to fund partnership operating expenses.  There were no such advances during the year ended December 31, 2008. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense was approximately $1,000 for the year ended December 31, 2009.  At December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $44,000, and are included in due to affiliates. There were no outstanding advances or accrued interest payable at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

As of December 31, 2009 and 2008, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the Corporate General Partner may only be paid from the Partnership’s available cash; however, the Partnership still remains liable for all such amounts.

An affiliate of NAPICO is the property manager for one of the Local Limited Partnerships. During the years ended December 31, 2009 and 2008, affiliates of the Corporate General Partner were paid approximately $25,000 and $24,000, respectively, for providing property management services.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.61% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

NOTE 4 - INCOME TAXES

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Net loss per financial statements	$ (150)	$ (147)
Other	90	96
Partnership's share of Local Limited
Partnership	629	593
Income per tax return	$ 569	$ 542

Income per limited partnership interest	$ 92.90	$ 88.38

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities:

	December 31,
	2009	2008
	(in thousands)
Net deficit as reported	$ (511)	$ (361)

(Deduct) add:
Investment in Partnerships	(10,965)	(11,593)
Syndication	9,843	9,843
Other	719	627

Net deficit – Federal tax basis	$ (914)	$ (1,484)

NOTE 5 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS INVESTED

(1)   Schedule of Encumbrances (Unaudited, in thousands):

		Notes Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total
Oshtemo Limited Dividend
Housing Association	$11,119	$ --	$11,119
Jenny Lind Hall II, L.P.	942	10,002	10,944
Total	$12,061	$10,002	$22,063

(2)   Schedule of Investment Properties (Unaudited, in thousands):

			Buildings
			And
			Related
			Personal		Accumulated	Year of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
Oshtemo Limited
Dividend Housing
Association	$11,119	$ 617	$17,566	$18,183	$13,535	1978
Jenny Lind Hall,
II, L.P.	942	32	1,238	1,270	911	1977
Total	$12,061	$ 649	$18,804	$19,453	$14,446

(3)            Reconciliation of real estate and accumulated depreciation (Unaudited, in thousands):

	Years Ended December 31,

	2009	2008
	Total	Total

Real estate:
Balance at beginning of year	$19,370	$19,189
Improvements during the year	83	181
Balance at end of year	$19,453	$19,370

	Years Ended December 31,

	2009	2008
	Total	Total

Accumulated depreciation:
Balance at beginning of year	$13,804	$13,159
Depreciation expense for the year	642	645
Balance at end of year	$14,446	$13,804

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	47	Director and Senior Vice President
Ernest M. Freedman	38	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	38	Senior Vice President
Stephen B. Waters	48	Senior Director

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Ernest M. Freedman was appointed Director, Executive Vice President and Chief Financial Officer of the Corporate General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts. Mr. Freedman brings particular expertise to the Board in the areas of finance and accounting.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2009 and 2008, this fee was approximately $93,000. At December 31, 2009 and 2008, approximately $508,000 and $415,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $43,000 during the year ended December 31, 2009 to fund partnership operating expenses.  There were no such advances during the year ended December 31, 2008. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense was approximately $1,000 for the year ended December 31, 2009.  At December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $44,000, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. There were no outstanding advances or accrued interest payable at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

As of December 31, 2009 and 2008, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees advances due to the Corporate General Partner may only be paid from the Partnership’s available cash; however, the Partnership still remains liable for all such amounts.

An affiliate of NAPICO is the property manager for one of the Local Limited Partnerships. During the years ended December 31, 2009 and 2008, affiliates of the Corporate General Partner were paid approximately $25,000 and $24,000, respectively, for providing property management services.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.61% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $25,000 for both 2009 and 2008.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 for both 2009 and 2008.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2009 and 2008

   Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

   Statements of Cash Flows - Years ended December 31, 2009 and 2008

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

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 31, 2010
John Bezzant	Vice President

/s/Ernest M. Freedman	Director and Executive	Date: March 31, 2010
Ernest M. Freedman	Vice President

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2010
Steven D. Cordes

/s/Stephen B. Waters	Senior Director of	Date: March 31, 2010
Stephen B. Waters	Partnership Accounting

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