Form 10-K
period 2010-12-31
HOUSING PROGRAMS LTD
filed 2011-03-31
CIK 750304

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.  Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership holds limited partnership interests in two local limited partnerships (the "Local Limited Partnerships") as of December 31, 2010. The Partnership surrendered its interest in one Local Limited Partnership in 2001, the properties in three Local Limited Partnerships were sold in 2003, one Local Limited Partnership sold its investment property in 2006, and during 2007, the Partnership assigned its remaining limited partnership interest in one Local Limited Partnership.  Both of the Local Limited Partnerships own residential low income rental projects consisting of a total of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

ITEM 2.   PROPERTIES

During 2010, both of the projects in which the Partnership had invested were substantially rented.  The following is a schedule of the status, as of December 31, 2010, of the projects owned by the Local Limited Partnerships in which the Partnership has invested.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT

DECEMBER 31, 2010

		Financed	Units
		Insured	Authorized	Percentage of	Percentage of
		And	For Rental	Total Units	Total Units
	No. of	Subsidized	Assistance Under	Occupied	Occupied
Name and Location	Units

Under

			Section 8 (A)	2010	2009

Evergreen
Oshtemo, MI	330	--	330	98%	97%

Jenny Lind Hall
Springfield, MO	78	(A)	77	98%	98%

TOTAL	408		407

(A)   Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for both of the Local Limited Partnerships as of December 31, 2010.

	HPL	Acquisition Cost
Local	Limited Partnership	of Limited		Notes Payable
Limited	Partnership	Partnership	Mortgage	and
Partnership	Interest	Interests	Notes	Accrued Interest
		(in thousands)
Oshtemo Limited
Dividend Housing
Association	99.00%	$ 967	$10,649	$ --
Jenny Lind Hall II, L.P.	99.00%	2,675	792	11,912
		$3,642	$11,441	$11,912

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The limited partnership interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest; therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2010, there were 2,438 registered holders, owning an aggregate of 12,070 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancings or dispositions of its investments in Local Limited Partnerships.  No distributions were made during the years ended December 31, 2010 and 2009.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units"), or 1,161.0 limited partnership interests, in the Partnership representing 9.62% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2010 and 2009, the Partnership had cash and cash equivalents of approximately $1,000 and $11,000, respectively.

During each of the years ended December 31, 2010 and 2009, the Partnership advanced approximately $1,000 to one Local Limited Partnership, Jenny Lind Hall II, L.P., to fund tax payments. While not obligated to make advances to either of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership. These amounts are included in advances to Local Limited Partnership recognized as expense for the years ended December 31, 2010 and 2009, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $41,000 and $43,000 during the years ended December 31, 2010 and 2009, respectively, to fund partnership operating expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense was approximately $3,000 and $1,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $88,000 and $44,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

One of the Local Limited Partnerships, Jenny Lind Hall II, L.P., has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at December 31, 2010.  This Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at both December 31, 2010 and 2009.

Results of Operations

At December 31, 2010, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in loss from Local Limited Partnerships for the years ended December 31, 2010 and 2009, as the Partnership’s investment balance in both Local Limited Partnerships had been reduced to zero prior to January 1, 2009.

The Partnership receives distributions from the Local Limited Partnerships in which it has invested.  There were no distributions received during the years ended December 31, 2010 or 2009.

Total revenues for the Local Limited Partnerships were approximately $3,376,000 and $3,229,000 for the years ended December 31, 2010 and 2009, respectively.

Total expenses for the Local Limited Partnerships were approximately $5,023,000 and $4,782,000 for the years ended December 31, 2010 and 2009, respectively.

Total net loss for the Local Limited Partnerships was approximately $1,647,000 and $1,553,000 for the years ended December 31, 2010 and 2009, respectively. The loss allocated to the Partnership was approximately $1,631,000 and $1,537,000 for 2010 and 2009, respectively, but is not recognized on the statements of operations included in “Item 8. Financial Statements and Supplementary Data” because the Partnership had no remaining investment balances in the Local Limited Partnerships.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs.  Management fees were approximately $93,000 for each of the years ended December 31, 2010 and 2009.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $39,000 and $38,000 for the years ended December 31, 2010 and 2009, respectively. General and administrative expenses were approximately $18,000 and $17,000 for the years ended December 31, 2010 and 2009, respectively.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The two VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both December 31, 2010 and 2009. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOUSING PROGRAMS LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.

Balance Sheets - December 31, 2010 and 2009.

Statements of Operations - Years ended December 31, 2010 and 2009.

Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009.

Statements of Cash Flows - Years ended December 31, 2010 and 2009.

Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

The Partners

Housing Programs Limited

We have audited the accompanying balance sheets of Housing Programs Limited as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2011

HOUSING PROGRAMS LIMITED

BALANCE SHEETS

 (in thousands)

	December 31,
	2010	2009
Assets

Investments in and advances to Local Limited Partnerships
(Note 2)	$ --	$ --
Cash and cash equivalents	1	11
Receivables – limited partners	71	71

Total assets	$ 72	$ 82

Liabilities and Partners’ Deficit

Liabilities:
Accrued fees due to affiliates (Note 3)	$ 601	$ 508
Accounts payable and accrued expenses	48	41
Due to affiliates (Note 3)	88	44
	737	593
Contingencies (Note 6)

Partners' deficit:
General partners	(258)	(256)
Limited partners	(407)	(255)
	(665)	(511)
Total liabilities and partners' deficit	$ 72	$ 82

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2010	2009
Revenues:	$ --	$ --

Operating Expenses:
Management fees - partners (Note 3)	93	93
General and administrative	18	17
Legal and accounting	39	38
Interest (Note 3)	3	1
Total operating expenses	153	149

Loss from Partnership operations	(153)	(149)
Advance made to Local Limited Partnership recognized
as expense (Note 2)	(1)	(1)
Net loss (Note 4)	$ (154)	$ (150)

Net loss to general partners (1%)	$ (2)	$ (2)
Net loss to limited partners (99%)	(152)	(148)

	$ (154)	$ (150)

Net loss per limited partnership interest (Note 1)	$(12.58)	$(12.20)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ deficit,
December 31, 2008	$(254)	$ (107)	$ (361)

Net loss for the year ended
December 31, 2009	(2)	(148)	(150)

Partners’ deficit, December 31, 2009	(256)	(255)	(511)

Net loss for the year ended
December 31, 2010	(2)	(152)	(154)

Partners’ deficit, December 31, 2010	$(258)	$ (407)	$ (665)

Percentage interest at December 31, 2010	1%	99%	100%
		(A)

(A)   Consists of 12,070 and 12,084 interests at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, 14 and 46 interests were abandoned, respectively (Note 1).

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (154)	$ (150)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances to Local Limited Partnership recognized as
expense	1	1
Change in accounts:
Accounts payable and accrued expenses	7	16
Due to affiliate	3	1
Accrued fees due to affiliates	93	93
Net cash used in operating activities	(50)	(39)

Cash flows used in investing activities:
Advances to Local Limited Partnership	(1)	(1)

Cash flows provided by financing activities:
Advances from affiliate	41	43

Net (decrease) increase in cash and cash equivalents	(10)	3
Cash and cash equivalents, beginning of year	11	8

Cash and cash equivalents, end of year	$ 1	$ 11

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Abandoned Units

During the years ended December 31, 2010 and 2009, the number of Limited Partnership Interests decreased by 14 and 46 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 12,084 and 12,130 for the years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balances at December 31, 2010 and 2009 are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2010 and 2009.

Segment Reporting

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10 the Partnership has only one reportable segment.

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2010, the Partnership believes that the carrying amount of other assets and liabilities that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the rights to receive benefits that could potentially be significant to the VIE.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The two VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both December 31, 2010 and 2009. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in ASC Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and 2009, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of December 31, 2010 and 2009.

During each of the years ended December 31, 2010 and 2009, the Partnership advanced approximately $1,000 to one Local Limited Partnership, Jenny Lind Hall II, L.P., to fund tax payments. While not obligated to make advances to either of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership. These amounts are included in advances to Local Limited Partnership recognized as expense for the years ended December 31, 2010 and 2009, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of these advances is doubtful.

One of the Local Limited Partnerships, Jenny Lind Hall II, L.P., has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at December 31, 2010.  This Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at December 31, 2010 and 2009.

Although the Partnership’s recorded value of its investments and its equity in the income/loss and/or distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2010 and 2009 and the unaudited condensed combined results of operations for each of the two years in the period ended December 31, 2010 are presented below.

The difference between the investment per the accompanying balance sheets at December 31, 2010 and 2009 and the deficit per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Condensed Combined Balance Sheets of the Local Limited Partnerships
(in thousands)
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Assets
Land	$ 649	$ 649
Building and improvements, net of
accumulated depreciation of
$15,094 and $14,446, respectively	4,016	4,358
Other assets	5,425	5,277
Total assets	$ 10,090	$ 10,284

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 11,441	$ 12,061
Notes payable	839	839
Accrued interest on notes payable	11,073	9,163
Other liabilities	1,660	1,497
	25,013	23,560

Partners' deficit	(14,923)	(13,276)
Total liabilities and partners'
deficit	$ 10,090	$ 10,284

Condensed Combined Results of Operations of the Local Limited Partnerships
(in thousands)
	Years Ended
	December 31,
	2010	2009
Revenues:	(Unaudited)	(Unaudited)

Rental income	$ 2,938	$ 2,908
Other income	438	321
Total revenues	3,376	3,229
Expenses:
Operating expenses	1,682	1,762
Financial expenses	739	748
Interest on notes payable	1,951	1,627
Depreciation and amortization	651	645
Total expenses	5,023	4,782
Net loss	$(1,647)	$(1,553)

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

An affiliate of NAPICO is the property manager for one of the Local Limited Partnerships. During each of the years ended December 31, 2010 and 2009, affiliates of the Corporate General Partner were paid approximately $25,000 for providing property management services.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the General Partners an annual asset management fee equal to 0.5% of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2010 and 2009, this fee was approximately $93,000. At December 31, 2010 and 2009, approximately $601,000 and $508,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheets.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $41,000 and $43,000 during the years ended December 31, 2010 and 2009, respectively, to fund partnership operating expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense was approximately $3,000 and $1,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $88,000 and $44,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

As of December 31, 2010 and 2009, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the Corporate General Partner may only be paid from the Partnership’s available cash; however, the Partnership still remains liable for all such amounts.

An affiliate of NAPICO is the property manager for one of the Local Limited Partnerships. During each of the years ended December 31, 2010 and 2009, affiliates of the Corporate General Partner were paid approximately $25,000 for providing property management services.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.62% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2010	2009
	(in thousands)
Net loss per financial statements	$ (154)	$ (150)
Other	93	90
Partnership's share of Local Limited
Partnership	501	629
Income per tax return	$ 440	$ 569

Income per limited partnership interest	$ 71.84	$ 92.90

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities:

	December 31,
	2010	2009
	(in thousands)
Net deficit as reported	$ (665)	$ (511)

(Deduct) add:
Investment in Partnerships	(10,643)	(10,965)
Syndication	9,843	9,843
Other	811	719

Net deficit – Federal tax basis	$ (474)	$ (914)

NOTE 5 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH THE PARTNERSHIP HAS INVESTED

(1)   Schedule of Encumbrances (Unaudited, in thousands):

		Notes Payable and
	Mortgage	Accrued
Partnership Name	Notes	Interest	Total
Oshtemo Limited Dividend
Housing Association	$10,649	$ --	$10,649
Jenny Lind Hall II, L.P.	792	11,912	12,704
Total	$11,441	$11,912	$23,353

(2)   Schedule of Investment Properties (Unaudited, in thousands):

			Buildings
			And
			Related
			Personal		Accumulated	Year of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction
Oshtemo Limited
Dividend Housing
Association	$10,649	$ 617	$17,860	$18,477	$14,089	1978
Jenny Lind Hall,
II, L.P.	792	32	1,250	1,282	1,005	1977
Total	$11,441	$ 649	$19,110	$19,759	$15,094

(3)            Reconciliation of real estate and accumulated depreciation (Unaudited, in thousands):

	Years Ended December 31,

	2010	2009
	Total	Total

Real estate:
Balance at beginning of year	$19,453	$19,370
Improvements during the year	306	83
Balance at end of year	$19,759	$19,453

	Years Ended December 31,

	2010	2009
	Total	Total

Accumulated depreciation:
Balance at beginning of year	$14,446	$13,804
Depreciation expense for the year	648	642
Balance at end of year	$15,094	$14,446

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting
		Officer
John McGrath	39	Senior Vice President
Stephen B. Waters	49	Senior Director

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006. Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

John McGrath was appointed to serve as Senior Vice President of the Corporate General Partner and the equivalent of the chief executive officer of the Partnership effective January 18, 2011.  Mr. McGrath was appointed Senior Vice President of AIMCO in January 2010, with responsibility for AIMCO’s third party asset management and fund management business.  Mr. McGrath joined AIMCO in 2005 as a Vice President of Finance.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John McGrath meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of Housing Programs Limited. Except as noted below, no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

Entity	Number of Interests	Percentage
AIMCO Properties, L.P.	1,161	9.62%

AIMCO Properties, L.P. is ultimately controlled by AIMCO. Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2010 and 2009, this fee was approximately $93,000. At December 31, 2010 and 2009, approximately $601,000 and $508,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $41,000 and $43,000 during the years ended December 31, 2010 and 2009, respectively, to fund partnership operating expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense was approximately $3,000 and $1,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $88,000 and $44,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

As of December 31, 2010 and 2009, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the Corporate General Partner may only be paid from the Partnership’s available cash; however, the Partnership still remains liable for all such amounts.

An affiliate of NAPICO is the property manager for one of the Local Limited Partnerships. During each of the years ended December 31, 2010 and 2009, affiliates of the Corporate General Partner were paid approximately $25,000 for providing property management services.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.62% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $26,000 and $25,000 for 2010 and 2009, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $8,000 for 2010 and 2009, respectively.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following financial statements are included in Item 8:

Balance Sheets – December 31, 2010 and 2009

   Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

   Statements of Cash Flows - Years ended December 31, 2010 and 2009

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

By: /s/John McGrath
John McGrath
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 31, 2011
John Bezzant	Vice President

/s/Ernest M. Freedman	Director and Executive	Date: March 31, 2011
Ernest M. Freedman	Vice President

/s/John McGrath	Senior Vice President	Date: March 31, 2011
John McGrath

/s/Stephen B. Waters	Senior Director of	Date: March 31, 2011
Stephen B. Waters	Partnership Accounting

HOUSING PROGRAMS LIMITED

EXHIBIT INDEX

 Exhibit    Description of Exhibit

3.1       Amendment, dated February 2, 2006, to Restated Certificate and Agreement of Limited Partnership incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2006.

3.2       Amendment, dated February 2, 2006, to Restated Certificate and Agreement of Limited Partnership incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2006.

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