Form 10-Q
period 2011-03-31
HOUSING PROGRAMS LTD
filed 2011-05-10
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Limited Partnerships
(Note 2)	$ --	$ --
Cash and cash equivalents	2	1
Receivables – limited partners	71	71
Total assets	$ 73	$ 72

Liabilities and Partners’ Deficit

Liabilities:
Accrued fees due to affiliates (Note 3)	$ 624	$ 601
Accounts payable and accrued expenses	50	48
Due to affiliates (Note 3)	101	88
	775	737

Contingencies (Note 5)

Partners' deficit:
General partners	(258)	(258)
Limited partners	(444)	(407)
	(702)	(665)
Total liabilities and partners' deficit	$ 73	$ 72

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$ --	$ --

Operating expenses:
Management fees – partners (Note 3)	23	23
General and administrative	4	2
Legal and accounting	9	9
Interest (Note 3)	1	1
Total operating expenses	37	35

Net loss	$ (37)	$ (35)

Net loss allocated to general partners (1%)	$ --	$ --

Net loss allocated to limited partners (99%)	(37)	(35)

	$ (37)	$ (35)
Net loss per limited partnership interest
(Note 1)	$ (3.07)	$ (2.90)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		12,070

Partners' deficit,
December 31, 2010	$ (258)	$ (407)	$ (665)

Net loss for the three months
ended March 31, 2011	--	(37)	(37)

Partners' deficit,
March 31, 2011	$ (258)	$ (444)	$ (702)

Percentage interest at
March 31, 2011	1%	99%	100%

(A)  Consists of 12,070 partnership interests at March 31, 2011 and December 31, 2010.

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (37)	$ (35)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in accounts:
Accounts payable and accrued expenses	2	1
Due to affiliate	1	1
Accrued fees due to affiliates	23	23
Net cash used in operating activities	(11)	(10)

Cash flows provided byfinancing activities:
Advance from affiliate	12	--

Net increase (decrease) in cash and cash equivalents	1	(10)
Cash and cash equivalents, beginning of period	1	11

Cash and cash equivalents, end of period	$ 2	$ 1

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2010 filed by Housing Programs Limited (the “Partnership”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position of the Partnership at March 31, 2011 and the results of operations and changes in cash flows for the three months ended March 31, 2011 and 2010.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 12,070 and 12,084 for the three months ended March 31, 2011 and 2010, respectively.

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

At March 31, 2011 and December 31, 2010, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The two VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 408 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011 and December 31, 2010, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of March 31, 2011 and December 31, 2010.

One of the Local Limited Partnerships, Jenny Lind Hall II L.P., has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at March 31, 2011. The Local Limited Partnership is in negotiations with the note holder on repayment.  Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at March 31, 2011 and December 31, 2010.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2011 and 2010 for the Local Limited Partnerships in which the Partnership has investments(in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues
Rental and other income	$ 844	$ 807
Expenses
Operating	605	628
Interest on notes payable	488	407
Depreciation and amortization	163	161
Total expenses	1,256	1,196
Net loss	$ (412)	$ (389)

An affiliate of NAPICO is the property manager for one of the Local Limited Partnerships. During each of the three months ended March 31, 2011 and 2010, affiliates of the Corporate General Partner were paid approximately $6,000 for providing property management services.

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. Approximately $23,000 for each of the three months ended March 31, 2011 and 2010 has been expensed. At March 31, 2011 and December 31, 2010, approximately $624,000 and $601,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheets.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $12,000 during the three months ended March 31, 2011 to fund partnership operating expenses. There were no such advances during the three months ended March 31, 2010.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2011). Interest expense was approximately $1,000 for each of the three months ended March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $101,000 and $88,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

As of March 31, 2011 and December 31, 2010, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the Corporate General Partner may only be paid from the Partnership’s available cash; however, the Partnership still remains liable for all such amounts.

An affiliate is the property manager for one of the Local Limited Partnerships. During each of the three months ended March 31, 2011 and 2010, affiliates of the Corporate General Partner were paid approximately $6,000 for providing property management services.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2011, the Partnership believes that the carrying amount of other assets and liabilities that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At March 31, 2011 and December 31, 2010, the Partnership had cash and cash equivalents of approximately $2,000 and $1,000, respectively.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $12,000 during the three months ended March 31, 2011 to fund partnership operating expenses. There were no such advances during the three months ended March 31, 2010.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at March 31, 2011). Interest expense was approximately $1,000 for each of the three months ended March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $101,000 and $88,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

One of the Local Limited Partnerships, Jenny Lind Hall II, L.P., has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at March 31, 2011. This Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at March 31, 2011 and December 31, 2010.

Results of Operations

At March 31, 2011, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in loss from Local Limited Partnerships for the three months ended March 31, 2011 and 2010, as the Partnership’s investment balance in both Local Limited Partnerships had been reduced to zero prior to January 1, 2010.

The Partnership receives distributions from the Local Limited Partnerships in which it has invested.  There were no distributions received during the three months ended March 31, 2011 or 2010.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs.  Management fees were approximately $23,000 for each of the three months ended March 31, 2011 and 2010.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $9,000 for each of the three months ended March 31, 2011 and 2010. General and administrative expenses were approximately $4,000 and $2,000 for the three months ended March 31, 2011 and 2010, respectively.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.62% of the outstanding Units at March 31, 2011. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At March 31, 2011 and December 31, 2010, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The two VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2011 and December 31, 2010.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 10, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: May 10, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting,
equivalent of the chief financial officer of the Partnership

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