Form 10-Q
period 2011-06-30
HOUSING PROGRAMS LTD
filed 2011-08-12
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

BALANCE SHEETS

(Unaudited)

 (in thousands)

	June 30, 2011	December 31, 2010
Assets

Investments in and advances to Local Limited
Partnerships	$ --	$ --
Cash and cash equivalents	--	1
Receivables – limited partners	71	71
Total assets	$ 71	$ 72

Liabilities and Partners’ Deficit

Liabilities:
Accrued fees due to affiliates	$ 648	$ 601
Accounts payable and accrued expenses	64	48
Due to affiliates	104	88
Total liabilities	816	737

Contingencies	--	--

Partners' deficit:
General partners	(259)	(258)
Limited partners	(486)	(407)
Total partners’ deficit	(745)	(665)
Total liabilities and partners' deficit	$ 71	$ 72

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenues	$ --	$ --	$ --	$ --

Operating Expenses:
Management fees – partners	24	24	47	47
General and administrative	5	5	9	7
Legal and accounting	12	10	21	19
Interest expense	2	1	3	2
Total operating expenses	43	40	80	75

Loss from partnership operations	(43)	(40)	(80)	(75)
Advance made to Local Limited Partnership recognized as expense	--	(1)	--	(1)
Net loss	$ (43)	$ (41)	$ (80)	$ (76)

Net loss allocated to general partners	$ --	$ --	$ (1)	$ (1)
Net loss allocated to limited partners	$ (43)	$ (41)	$ (79)	$ (75)
Net loss per limited partnership interest
	$ (3.56)	$ (3.39)	$ (6.55)	$ (6.21)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' deficit, December 31, 2010	$ (258)	$ (407)	$ (665)

Net loss for the six months ended June 30, 2011	(1)	(79)	(80)

Partners' deficit, June 30, 2011	$ (259)	$ (486)	$ (745)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (80)	$ (76)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advance to Local Limited Partnership recognized as expense	--	1
Change in accounts:
Accounts payable and accrued expenses	16	--
Due to affiliate	3	2
Accrued fees due to affiliates	47	47
Net cash used in operating activities	(14)	(26)

Cash flows used in investing activities:
Advance to Local Limited Partnership	--	(1)

Cash flows provided by financing activities:
Advances from affiliate	13	23

Net decrease in cash and cash equivalents	(1)	(4)
Cash and cash equivalents, beginning of period	1	11

Cash and cash equivalents, end of period	$ --	$ 7

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position of the Partnership at June 30, 2011 and the results of operations and changes in cash flows for the six months ended June 30, 2011 and 2010.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At June 30, 2011 and December 31, 2010, there were 12,070 limited partnership interests outstanding in the Partnership.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 12,070 and 12,084 for the three and six months ended June 30, 2011 and 2010, respectively.

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

At June 30, 2011 and December 31, 2010, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The two VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and December 31, 2010, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships own residential low income rental projects consisting of 408 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in the Local Limited Partnerships as of June 30, 2011 and December 31, 2010.

During the six months ended June 30, 2010, the Partnership advanced approximately $1,000 to one Local Limited Partnership, Jenny Lind Hall II, L.P., to fund a tax payment. While not obligated to make advances to either of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. This amount is included in advance to Local Limited Partnership recognized as expense for the six months ended June 30, 2010, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful.

In June 2011, the Partnership entered into an Assignment and Assumption Agreement with the general partner of Oshtemo Limited Dividend Housing Association relating to the assignment of the Partnership’s limited partnership interest in this Local Limited Partnership for a total price of approximately $350,000. The transaction is expected to close no later than December 31, 2011. The Partnership’s investment balance in this Local Limited Partnership was zero at both June 30, 2011 and December 31, 2010.

One of the Local Limited Partnerships, Jenny Lind Hall II L.P., has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at June 30, 2011. The Local Limited Partnership is in negotiations with the note holder on repayment.  Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at June 30, 2011 and December 31, 2010.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2011 and 2010 for the Local Limited Partnerships in which the Partnership has investments(in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues
Rental and other income	$ 876	$ 847	$ 1,720	$ 1,654
Expenses
Operating	299	235	904	863
Interest on notes payable	488	407	976	814
Depreciation and amortization	163	161	326	322
Total expenses	950	803	2,206	1,999
Net (loss) income	$ (74)	$ 44	$ (486)	$ (345)

An affiliate of NAPICO is the property manager for one of the Local Limited Partnerships. During the six months ended June 30, 2011 and 2010, affiliates of the Corporate General Partner were paid approximately $13,000 and $12,000, respectively, for providing property management services.

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. Approximately $47,000 for each of the six months ended June 30, 2011 and 2010 has been expensed. At June 30, 2011 and December 31, 2010, approximately $648,000 and $601,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheets.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $13,000 and $23,000 during the six months ended June 30, 2011 and 2010, respectively, to fund partnership operating expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2011). Interest expense was approximately $3,000 and $2,000 for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $104,000 and $88,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

As of June 30, 2011 and December 31, 2010, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the Corporate General Partner may only be paid from the Partnership’s available cash; however, the Partnership still remains liable for all such amounts.

An affiliate is the property manager for one of the Local Limited Partnerships. During the six months ended June 30, 2011 and 2010, affiliates of the Corporate General Partner were paid approximately $13,000 and $12,000, respectively, for providing property management services.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2011, the Partnership believes that the carrying amount of other assets and liabilities that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At June 30, 2011 and December 31, 2010, the Partnership had cash and cash equivalents of less than $1,000 and approximately $1,000, respectively.

During the six months ended June 30, 2010, the Partnership advanced approximately $1,000 to one Local Limited Partnership, Jenny Lind Hall II, L.P., to fund a tax payment. While not obligated to make advances to either of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. This amount is reflected as an advance to Local Limited Partnership recognized as expense for the six months ended June 30, 2010, as the investment balance in the Local Limited Partnership had been reduced to zero and the Partnership believes that the collection of this advance is doubtful.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $13,000 and $23,000 during the six months ended June 30, 2011 and 2010, respectively, to fund partnership operating expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at June 30, 2011). Interest expense was approximately $3,000 and $2,000 for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $104,000 and $88,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

In June 2011, the Partnership entered into an Assignment and Assumption Agreement with the general partner of Oshtemo Limited Dividend Housing Association relating to the assignment of the Partnership’s limited partnership interest in this Local Limited Partnership for a total price of approximately $350,000. The transaction is expected to close no later than December 31, 2011. The Partnership’s investment balance in this Local Limited Partnership was zero at both June 30, 2011 and December 31, 2010.

One of the Local Limited Partnerships, Jenny Lind Hall II, L.P., has a subordinated note and accrued interest that matured in December 1999 and remains unpaid at June 30, 2011. This Local Limited Partnership is in negotiations with the note holder on repayment. Although the Partnership is not legally liable for these obligations of the Local Limited Partnership, the Partnership risks losing its investment in the Local Limited Partnership through foreclosure.  The investment balance in this Local Limited Partnership was zero at June 30, 2011 and December 31, 2010.

Results of Operations

At June 30, 2011, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that are substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. There was no recognition of equity in loss from Local Limited Partnerships for the six months ended June 30, 2011 and 2010, as the Partnership’s investment balance in both Local Limited Partnerships had been reduced to zero prior to January 1, 2010.

The Partnership receives distributions from the Local Limited Partnerships in which it has invested.  There were no distributions received during the six months ended June 30, 2011 or 2010.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs.  Management fees were approximately $24,000 and $47,000 for each of the three and six months ended June 30, 2011 and 2010, respectively.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $21,000 and $19,000 for the six months ended June 30, 2011 and 2010, respectively, and approximately $12,000 and $10,000 for the three months ended June 30, 2011 and 2010, respectively. General and administrative expenses were approximately $9,000 and $7,000 for the six months ended June 30, 2011 and 2010, respectively, and approximately $5,000 for each of the three months ended June 30, 2011 and 2010.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.62% of the outstanding Units at June 30, 2011. A Unit consists of two limited partnership interests. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At June 30, 2011 and December 31, 2010, the Partnership holds variable interests in two VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The two VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 408 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2011 and December 31, 2010.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 12, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.2      Assignment and Assumption Agreement by and between Housing Programs Limited, a California limited partnership, Gleason E. Amboy, Joel I. Ferguson, Sol L. Steadman and AMG-MGT, LLC, a Michigan limited liability company, dated June 28, 2011 (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 28, 2011.)

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