Form 10-K
period 2011-12-31
HOUSING PROGRAMS LTD
filed 2012-03-29
CIK 750304

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

80 International Drive, PO Box 1089

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

Large accelerated filer £	Accelerated filer £
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company S

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

The Partnership holds a limited partnership interest in one local limited partnership (the "Local Limited Partnership") as of December 31, 2011. The Partnership surrendered its interest in one Local Limited Partnership in 2001, the properties in three Local Limited Partnerships were sold in 2003, one Local Limited Partnership sold its investment property in 2006, the Partnership assigned its remaining limited partnership interest in one Local Limited Partnership during 2007, and one Local Limited Partnership sold its investment property in December 2011. The remaining Local Limited Partnership owns a residential low income rental project consisting of a total of 330 apartment units. The Partnership sold its limited partnership interest in the remaining local limited partnership on January 31, 2012. The mortgage loans of this project are payable to a governmental agency.

The Partnership became the limited partner in the remaining Local Limited Partnership pursuant to an arm’s-length negotiation with the Local Limited Partnership’s general partner who is the original project developer. As a limited partner, the Partnership’s liability for obligations of the Local Limited Partnership is limited to its investment.  The general partner of the Local Limited Partnership retains responsibility for maintaining, operating and managing the project. Under certain circumstances of default, the Partnership has the right to replace the general partner of the Local Limited Partnership, but otherwise does not have control of sale, refinancing, etc.

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.     PROPERTY

During 2011, the project in which the Partnership had invested was substantially rented.  The following is a schedule of the status, as of December 31, 2011, of the remaining project owned by the Local Limited Partnership in which the Partnership has invested.

SCHEDULE OF PROJECT OWNED BY LOCAL LIMITED PARTNERSHIP

IN WHICH HOUSING PROGRAMS LIMITED HAS AN INVESTMENT

DECEMBER 31, 2011

		Units
		Authorized	Percentage of	Percentage of
		For Rental	Total Units	Total Units
	No. of	Assistance Under	Occupied	Occupied
Name and Location	Units	Section 8 (A)	2011	2010

Evergreen
Oshtemo, MI	330	330	95%	98%

(A)   Section 8 of Title II of the Housing and Community Development Act of 1974.

The Partnership has a 99.0% ownership interest in Oshtemo Limited Dividend Housing Association, which was held for sale at December 31, 2011 as a result of the Partnership selling its limited partnership interest in the Local Limited Partnership on January 31, 2012.

ITEM 3.     LEGAL PROCEEDINGS

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The limited partnership interests are not traded on a public exchange, and it is not anticipated that any public market will develop for the purchase and sale of any limited partnership interest; therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited partnership interests may be transferred only if certain requirements are satisfied.  At December 31, 2011, there were 2,438 registered holders, owning an aggregate of 12,050 limited partnership interests in the Partnership. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancings or dispositions of its investments in Local Limited Partnerships. During the year ended December 31, 2011, the Partnership deemed a distribution of approximately $71,000 ($5.88 per limited partnership interest), which consisted of nonresident withholding taxes previously paid by the Partnership on behalf of the limited partners. No distributions were made during the year ended December 31, 2010.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 580.5 limited partnership units (the "Units"), or 1,161.0 limited partnership interests, in the Partnership representing 9.63% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The property in which the Partnership has invested, through its investment in the Local Limited Partnership, receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership’s ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by those government assistance programs.

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that the remaining Local Limited Partnership in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. As a result of the sale of the Partnership’s sole remaining investment in January 2012, the Partnership determined that it would not have sufficient cash to distribute to its partners. Accordingly, during the year ended December 31, 2011, the Partnership deemed a distribution of approximately $71,000 to the limited partners (approximately $5.88 per limited partnership interest), which consisted of Indiana and Michigan nonresident withholding taxes previously paid by the Partnership on behalf of nonresident limited partners.

At both December 31, 2011 and 2010, the Partnership had cash and cash equivalents of approximately $1,000.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the year ended December 31, 2011, the Partnership received an operating distribution of approximately $15,000 from one Local Limited Partnership in which the Partnership’s investment balance has been reduced to zero, which was recognized as income. No operating distributions were received from the Local Limited Partnerships during the year ended December 31, 2010.

During the year ended December 31, 2010, the Partnership advanced approximately $1,000 to one Local Limited Partnership, Jenny Lind Hall II, L.P., to fund a tax payment. While not obligated to make advances to either of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. This amount is included in advance to Local Limited Partnership recognized as expense for the year ended December 31, 2010, as the investment balance in the Local Limited Partnership had been reduced to zero. During the year ended December 31, 2011, the Partnership received repayment of advances of approximately $2,000 from this Local Limited Partnership. This repayment is recognized as recovery of advances made to Local Limited Partnership previously recognized as expense.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $24,000 and $41,000 during the years ended December 31, 2011 and 2010, respectively, to fund partnership operating expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2011). Interest expense was approximately $5,000 and $3,000 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $117,000 and $88,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2011, the Partnership repaid approximately $118,000 of advances and accrued interest with proceeds from the sale of its limited partnership interest in Oshtemo Limited Dividend Housing Association as discussed below.

On December 21, 2011, Jenny Lind Hall II, L.P. sold its investment property to a third party for a gross sale price of $2,250,000.  After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in this Local Limited Partnership as of December 31, 2011 or 2010.

Results of Operations

At December 31, 2011, the Partnership has an investment in one Local Limited Partnership, which owns a housing project that is substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus the individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. There was no recognition of equity in loss from the Local Limited Partnership for the year ended December 31, 2011 and 2010, as the Partnership’s investment balance in the Local Limited Partnership had been reduced to zero prior to January 1, 2010.

The Partnership receives distributions from the Local Limited Partnerships in which it has invested. During the year ended December 31, 2011, the Partnership received an operating distribution of approximately $15,000 from one Local Limited Partnership in which the Partnership’s investment balance has been reduced to zero, which was recognized as income. There were no distributions received during the year ended December 31, 2010.

Subsequent to December 31, 2011, the Partnership assigned its limited partnership interest in Oshtemo Limited Dividend Housing Association to a third party for $350,000. The Partnership had no remaining investment balance in the Local Limited Partnership at December 31, 2011 and 2010. Oshtemo Limited Dividend Housing Association was the Partnership’s sole remaining investment. The Partnership anticipates liquidating by December 31, 2012.

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs.  Management fees were approximately $93,000 for each of the years ended December 31, 2011 and 2010.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $57,000 and $39,000 for the years ended December 31, 2011 and 2010, respectively. The increase in legal and accounting fees is primarily due to an increase in professional expenses associated with the administration of the Partnership. General and administrative expenses were approximately $20,000 and $18,000 for the years ended December 31, 2011 and 2010, respectively.

The Partnership, as a Limited Partner in the Local Limited Partnership in which it has invested, is subject to the risks incident to the management and ownership of improved real estate.  The Partnership investment is also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the project.

Off-Balance Sheet Arrangements

The Partnership owns a limited partnership interest in an unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to the unconsolidated Local Limited Partnership is limited to the recorded investments in and receivables from the Local Limited Partnership. See “Note 2 – Investments in and Advances to Local Limited Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investment in the unconsolidated Local Limited Partnership.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in one and two VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The one VIE at December 31, 2011 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 330 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both December 31, 2011 and 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership, that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its ownership percentage of 99%. Distributions of surplus cash from operations from the Local Limited Partnership are restricted by the Local Limited Partnership’s Regulatory Agreement with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership’s partnership agreement. This agreement usually limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to the Local Limited Partnership. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

For those investments where the Partnership has determined that the carrying value of its investment approximates the estimated fair value of the investment, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HOUSING PROGRAMS LIMITED

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.

Balance Sheets - December 31, 2011 and 2010.

Statements of Operations - Years ended December 31, 2011 and 2010.

Statements of Changes in Partners' Deficit - Years ended December 31, 2011 and 2010.

Statements of Cash Flows - Years ended December 31, 2011 and 2010.

Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

The Partners

Housing Programs Limited

We have audited the accompanying balance sheets of Housing Programs Limited as of December 31, 2011 and 2010, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Housing Programs Limited as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 29, 2012

HOUSING PROGRAMS LIMITED

BALANCE SHEETS

 (in thousands)

	December 31,
	2011	2010
Assets

Investments in and advances to Local Limited Partnerships	$ --	$ --
Cash and cash equivalents	1	1
Receivables – limited partners	--	71
Total assets	$ 1	$ 72

Liabilities and Partners’ Deficit

Liabilities:
Accrued fees due to affiliates	$ 694	$ 601
Accounts payable and accrued expenses	84	48
Due to affiliates	117	88
Total liabilities	895	737

Contingencies	--	--

Partners' deficit:
General partners	(260)	(258)
Limited partners	(634)	(407)
Total partners’ deficit	(894)	(665)
Total liabilities and partners' deficit	$ 1	$ 72

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2011	2010
Revenues:	$ --	$ --

Operating expenses:
Management fees - partners	93	93
General and administrative	20	18
Legal and accounting	57	39
Interest	5	3
Total operating expenses	175	153

Loss from partnership operations	(175)	(153)

Distribution from Local Limited Partnership
recognized as income	15	--
Recovery of advances made to Local Limited
Partnership previously recognized as expense	2	--
Advance made to Local Limited Partnership recognized
as expense	--	(1)
Net loss	$ (158)	$ (154)

Net loss allocated to general partners (1%)	$ (2)	$ (2)
Net loss allocated to limited partners (99%)	$ (156)	$ (152)

Net loss per limited partnership interest	$(12.92)	$(12.58)

Distribution per limited partnership interest	$ 5.88	$ --

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ deficit,
December 31, 2009	$(256)	$ (255)	$ (511)

Net loss for the year ended
December 31, 2010	(2)	(152)	(154)

Partners’ deficit, December 31, 2010	(258)	(407)	(665)

Distribution to limited partners	--	(71)	(71)

Net loss for the year ended
December 31, 2011	(2)	(156)	(158)

Partners’ deficit, December 31, 2011	$(260)	$ (634)	$ (894)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (158)	$ (154)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advance to Local Limited Partnership recognized as
expense	--	1
Recovery of advances to Local Limited Partnership
previously recognized as expense	(2)	--
Change in accounts:
Accounts payable and accrued expenses	36	7
Due to affiliate	5	3
Accrued fees due to affiliates	93	93
Net cash used in operating activities	(26)	(50)

Cash flows from investing activities:
Advances to Local Limited Partnership	--	(1)
Recovery of advances to Local Limited Partnership	2	--
Net cash provided by(used in) investing
activities	2	(1)

Cash flows provided by financing activities:
Advances from affiliate	24	41

Net decrease in cash and cash equivalents	--	(10)
Cash and cash equivalents, beginning of year	1	11

Cash and cash equivalents, end of year	$ 1	$ 1

Supplemental disclosure of non-cash activity:
Distribution to limited partners	$ 71	$ --

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2011 and 2010.

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

Method of Accounting for Investment in Local Limited Partnership

The investment in local limited partnership (the “Local Limited Partnership”) is accounted for using the equity method.

Abandoned Units

During the years ended December 31, 2011 and 2010, the number of Limited Partnership Interests decreased by 20 and 14 interests, respectively, due to limited partners abandoning their interests. At December 31, 2011 and 2010, the Partnership had outstanding 12,050 and 12,070 limited partnership interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss and Distribution Per Limited Partnership Interest

Net loss and distribution per limited partnership interest was computed by dividing the limited partners' share of net loss and distributions by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 12,070 and 12,084 for the years ended December 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balances at December 31, 2011 and 2010 are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2011, the Partnership believes that the carrying amount of other assets and liabilities that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in one and two VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The one VIE at December 31, 2011 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 330 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which were zero at both December 31, 2011 and 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and 2010, the Partnership holds limited partnership interests in one and two Local Limited Partnerships, respectively. The remaining Local Limited Partnership at December 31, 2011 owns a residential low income rental project consisting of 330 apartment units. The mortgage loans of this project are payable to a governmental agency.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership, that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its ownership percentage of 99%. Distributions of surplus cash from operations from the Local Limited Partnership are restricted by the Local Limited Partnership’s Regulatory Agreement with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to 12%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership’s partnership agreement. This agreement usually limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to the Local Limited Partnership. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2011, the Partnership received an operating distribution of approximately $15,000 from one Local Limited Partnership in which the Partnership’s investment balance has been reduced to zero, which was recognized as income. There were no distributions received during the year ended December 31, 2010.

For those investments where the Partnership has determined that the carrying value of its investment approximates the estimated fair value of the investment, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

The Partnership has no carrying value in the investment in the Local Limited Partnership as of December 31, 2011 and 2010.

During the year ended December 31, 2010, the Partnership advanced approximately $1,000 to one Local Limited Partnership, Jenny Lind Hall II, L.P., to fund a tax payment. While not obligated to make advances to either of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. This amount is included in advance to Local Limited Partnership recognized as expense for the year ended December 31, 2010, as the investment balance in the Local Limited Partnership had been reduced to zero. During the year ended December 31, 2011, the Partnership received repayment of advances of approximately $2,000 from this Local Limited Partnership. This repayment is recognized as recovery of advances made to Local Limited Partnership previously recognized as expense.

On December 21, 2011, Jenny Lind Hall II, L.P., sold its investment property to a third party for a gross sale price of $2,250,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in this Local Limited Partnership as of December 31, 2011 or 2010.

Oshtemo Limited Dividend Housing Association was held for sale at December 31, 2011 as a result of the Partnership selling its limited partnership interest in the Local Limited Partnership on January 31, 2012. The Partnership assigned its limited partnership interest in Oshtemo Limited Dividend Housing Association to a third party for $350,000. The Partnership had no remaining investment balance in the Local Limited Partnership at December 31, 2011 and 2010. Oshtemo Limited Dividend Housing Association was the Partnership’s sole remaining investment. The Partnership anticipates liquidating by December 31, 2012.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2011 and 2010, this fee was approximately $93,000. At December 31, 2011 and 2010, approximately $694,000 and $601,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the accompanying balance sheets. Subsequent to December 31, 2011, the Partnership paid approximately $157,000 of such fees to the general partners.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $24,000 and $41,000 during the years ended December 31, 2011 and 2010, respectively, to fund partnership operating expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2011). Interest expense was approximately $5,000 and $3,000 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $117,000 and $88,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2011, the Partnership repaid approximately $118,000 of advances and accrued interest with proceeds from the sale of its limited partnership interest in Oshtemo Limited Dividend Housing Association.

As of December 31, 2011 and 2010, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the Corporate General Partner may only be paid from the Partnership’s available cash. As the balance of the accrued fees exceeds the amount of proceeds received from the January 2012 sale of the Partnership’s last remaining investment, the Partnership will be unable to repay the entire balance of accrued fees due to the Corporate General Partner.

An affiliate of NAPICO was the property manager for one of the Local Limited Partnerships. During the years ended December 31, 2011 and 2010, affiliates of the Corporate General Partner were paid approximately $26,000 and $25,000, respectively, for providing property management services.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.63% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

NOTE 4 - INCOME TAXES

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnership as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

	Years Ended December 31,
	2011	2010
	(in thousands)
Net loss per financial statements	$ (158)	$ (154)
Other	93	93
Partnership's share of Local Limited
Partnership	1,637	501
Income per tax return	$ 1,572	$ 440

Income per limited partnership interest	$256.41	$ 71.84

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities:

	December 31,
	2011	2010
	(in thousands)
Net deficit as reported	$ (894)	$ (665)

(Deduct) add:
Investment in Partnerships	(8,661)	(10,463)
Syndication	9,843	9,843
Other	810	811

Net equity (deficit) – Federal tax basis	$ 1,098	$ (474)

NOTE 5 – DISTRIBUTION

As a result of the sale of the Partnership’s sole remaining investment in January 2012, the Partnership determined that it would not have sufficient cash to distribute to its partners. Accordingly, during the year ended December 31, 2011, the Partnership deemed a distribution of approximately $71,000 to the limited partners (approximately $5.88 per limited partnership interest), which consisted of Indiana and Michigan nonresident withholding taxes previously paid by the Partnership on behalf of nonresident limited partners.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and Aimco in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and Aimco since joining Aimco in June 2006. Effective February 7, 2012, Mr. Bezzant will serve as the equivalent of the chief executive officer of the Partnership. Prior to joining Aimco, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and Aimco in April 2004. Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John Bezzant meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of Aimco. Aimco has adopted a code of ethics that applies to such directors and officers that is posted on Aimco's website (www.Aimco.com). Aimco's website is not incorporated by reference to this filing.

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of Housing Programs Limited. Except as noted below, no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

Entity	Number of Interests	Percentage
AIMCO Properties, L.P.	1,161	9.63%

AIMCO Properties, L.P. is ultimately controlled by Aimco. Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual asset management fee equal to 0.5% of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year.  Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. For each of the years ended December 31, 2011 and 2010, this fee was approximately $93,000. At December 31, 2011 and 2010, approximately $694,000 and $601,000, respectively, of such fees were unpaid and are included in accrued fees due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. Subsequent to December 31, 2011, the Partnership paid approximately $157,000 of such fees to the general partners.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $24,000 and $41,000 during the years ended December 31, 2011 and 2010, respectively, to fund partnership operating expenses. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The advances bear interest at the prime rate plus 2% (5.25% at December 31, 2011). Interest expense was approximately $5,000 and $3,000 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $117,000 and $88,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2011, the Partnership repaid approximately $118,000 of advances and accrued interest with proceeds from the sale of its limited partnership interest in Oshtemo Limited Dividend Housing Association.

As of December 31, 2011 and 2010, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the Corporate General Partner may only be paid from the Partnership’s available cash. As the balance of the accrued fees exceeds the amount of proceeds received from the January 2012 sale of the Partnership’s last remaining investment, the Partnership will be unable to repay the entire balance of accrued fees due to the Corporate General Partner.

An affiliate of NAPICO was the property manager for one of the Local Limited Partnerships. During the years ended December 31, 2011 and 2010, affiliates of the Corporate General Partner were paid approximately $26,000 and $25,000, respectively, for providing property management services.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.63% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2012. The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $25,000 and $26,000 for 2011 and 2010, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $7,000 for 2011 and 2010, respectively.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following financial statements are included in Item 8:

Balance Sheets – December 31, 2011 and 2010

   Statements of Operations - Years ended December 31, 2011 and 2010

Statements of Changes in Partners' Deficit - Years ended December 31, 2011 and 2010

   Statements of Cash Flows - Years ended December 31, 2011 and 2010

   Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/John Bezzant
John Bezzant
Executive Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 29, 2012
John Bezzant	Vice President

/s/Ernest M. Freedman	Director and Executive	Date: March 29, 2012
Ernest M. Freedman	Vice President

/s/Stephen B. Waters	Senior Director of	Date: March 29, 2012
Stephen B. Waters	Partnership Accounting

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

10.2      Assignment and Assumption Agreement by and between Housing Programs Limited, a California limited partnership, Gleason E. Amboy, Joel I. Ferguson, Sol L. Steadman and AMG-MGT, LLC, a Michigan limited liability company, dated June 28, 2011 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 28, 2011).

10.3      First Amendment to Assignment and Assumption Agreement by and between Housing Programs Limited, a California limited partnership, Gleason E. Amboy, Joel I. Ferguson, Sol L. Steadman and AMG-MGT, LLC, a Michigan limited liability company, dated December 28, 2011 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 31, 2012).

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

101        XBRL (Extensible Business Reporting Language). The following materials from Housing Programs Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.