Form 10-Q
period 2012-03-31
HOUSING PROGRAMS LTD
filed 2012-05-14
CIK 750304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HOUSING PROGRAMS LIMITED

STATEMENT OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

(in thousands)

March 31, 2012

Assets
Cash and cash equivalents	$ 52

Liabilities
Accounts payable and accrued expenses	13
Estimated costs to liquidate	39
Total liabilities	52

Net assets in liquidation	$ --

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

(in thousands)

For the Period From February 1, 2012 to March 31, 2012

Net assets in liquidation at February 1, 2012	$ --

Net assets in liquidation at March 31, 2012	$ --

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

BALANCE SHEET

                                   (in thousands)

December 31, 2011

Assets

Investments in and advances to Local Limited Partnerships	$ --
Cash and cash equivalents	1
Total assets	$ 1

Liabilities and Partners’ Deficit

Liabilities:
Accrued fees due to affiliates	$ 694
Accounts payable and accrued expenses	84
Due to affiliates	117
Total liabilities	895

Contingencies	--

Partners' deficit:
General partners	(260)
Limited partners	(634)
Total partners’ deficit	(894)
Total liabilities and partners' deficit	$ 1

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Period From	Three
	January 1	Months
	Through	Ended
	January 31, 2012	March 31, 2011

Income (loss) from continuing operations	$ --	$ --
Income (loss) from discontinued operations
Revenues:	--	--

Expenses:
Management fees – partners	7	23
General and administrative	1	4
Legal and accounting	1	9
Interest	1	1
Total operating expenses	10	37

Loss from partnership operations	(10)	(37)
Gain on sale of interest in Local Limited
Partnership	350	--
Net income (loss)	$ 340	$ (37)

Net income (loss) allocated to general
partners (1%)	$ 3	$ --
Net income (loss) allocated to limited
partners (99%)	$ 337	$ (37)

Net income (loss) per limited
partnership interest	$ 27.97	$ (3.07)

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENT OF CHANGES IN PARTNERS' DEFICIT/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

	General	Limited

Partners

Partners

			Total

Partners' deficit
at December 31, 2011	$ (260)	$ (634)	$ (894)

Net income for the month
ended January 31, 2012	3	337	340

Partners' deficit
at January 31, 2012	$ (257)	$ (297)	(554)

Adjustment to liquidation basis			554

Net assets in liquidation
at February 1, 2012			$ --

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Period from
	January 1	Three Months
	through	Ended
	January 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ 340	$ (37)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain on sale of interest in Local Limited Partnership	(350)	--
Change in accounts:
Accounts payable and accrued expenses	1	2
Accrued fees due to affiliates	7	23
Due to affiliate	1	1
Net cash used in operating activities	(1)	(11)

Cash flows provided by investing activities:
Proceeds from sale of interest in Local Limited
Partnership	350	--

Cash flows provided by financing activities:
Advance from affiliate	--	12

Net increase in cash and cash equivalents	349	1

Cash and cash equivalents at beginning of period	1	1

Cash and cash equivalents at end of period	$ 350	$ 2

See Accompanying Notes to Financial Statements

HOUSING PROGRAMS LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – BASIS OF PRESENTATION

As of January 31, 2012, Housing Programs Limited (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its limited partnership interest in its sole remaining investment (as discussed in “Note 3”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at January 31, 2012 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Corporate General Partner’s (as defined below) estimates as of the date of the financial statements.

The Corporate General Partner estimates that the liquidation process will be completed by December 31, 2012. Because the success in realization of assets and the settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2011 filed by the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the statement of net assets in liquidation of the Partnership at March 31, 2012, statement of changes in net assets in liquidation for the period from February 1, 2012 to March 31, 2012 and the results of operations and changes in cash flows for the period from January 1 to January 31, 2012 and the three months ended March 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepting accounting principles for complete financial statements.

At both March 31, 2012 and December 31, 2011, there were 12,050 limited partnership interests outstanding.

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

Certain reclassifications have been made to the 2011 balances to conform to the 2012 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Method of Accounting for Investments in Local Limited Partnerships

The investments in local limited partnerships (the “Local Limited Partnerships”) were accounted for using the equity method.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 12,050 for the period from January 1 to January 31, 2012 and 12,070 for the three months ended March 31, 2011.

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

At December 31, 2011, the Partnership held a variable interest in one VIE for which the Partnership was not the primary beneficiary.  The Partnership concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership was the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

•         the general partner conducted and managed the business of the Local Limited Partnership;

•         the general partner had the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnership’s underlying real estate property;

•         the general partner was responsible for approving operating and capital budgets for the property owned by the Local Limited Partnership;

•         the general partner was obligated to fund any recourse obligations of the Local Limited Partnership;

•         the general partner was authorized to borrow funds on behalf of the Local Limited Partnership; and

•         the Partnership, as a limited partner in the Local Limited Partnership, did not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnership that most significantly impact such entity’s economic performance.

The one VIE at December 31, 2011 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 330 units.  The Partnership was involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE was limited to the Partnership’s recorded investment in and receivables from this VIE, which was zero at December 31, 2011. the Partnership assigned its interest in this Local Limited Partnership to a third party on January 31, 2012.

Note 2 – aDJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

At January 31, 2012, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $554,000, which is included in the Statements of Changes in Partners’ Deficit/Net Assets in Liquidation. The net adjustment is summarized as follows:

(Increase) Decrease in
Net Liabilities
(in thousands)

Estimated costs to liquidate	$ (45)
Write off of accrued fees due to affiliates	544
Write off of accounts payable and accrued expenses	55
Adjustment of other liabilities, net	$ 554

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

On December 21, 2011, Jenny Lind Hall II, L.P., sold its investment property to a third party for a gross sale price of $2,250,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in this Local Limited Partnership as of January 31, 2012 or December 31, 2011.

On January 31, 2012, the Partnership assigned its limited partnership interest in Oshtemo Limited Dividend Housing Association to a third party for $350,000. The proceeds received were recognized as gain on sale of interest in Local Limited Partnership for the period from January 1 through January 31, 2012, as the Partnership had no remaining investment balance in the Local Limited Partnership at January 31, 2012 or December 31, 2011. Oshtemo Limited Dividend Housing Association was the Partnership’s sole remaining investment.

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to pay to the general partners an annual management fee equal to 0.5 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships at the beginning of the year. Invested assets is defined as the costs of acquiring project interests including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Limited Partnerships. Approximately $7,000 and $23,000 for the period from January 1 to January 31, 2012 and the three months ended March 31, 2011, respectively, have been expensed. At December 31, 2011, approximately $694,000 of such fees were unpaid and are included in accrued fees due to affiliates. During the period from February 1 to March 31, 2012, the Partnership paid approximately $157,000 of management fees with proceeds from the sale of its limited partnership interest in Oshtemo Limited Dividend Housing Association.

As of January 31, 2012 and December 31, 2011, the accrued fees due to the Corporate General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the Corporate General Partner may only be paid from the Partnership’s available cash. Prior to the adoption of liquidation basis, the Partnership had accrued fees due to affiliates of approximately $701,000. As the balance of the accrued fees exceeded the amount of proceeds received from the January 2012 sale of the Partnership’s last remaining investment, the Partnership will be unable to repay the entire balance of accrued fees due to the Corporate General Partner and therefore adjusted the balance to $157,000, its estimated settlement value. As noted above, the remaining $157,000 was paid in February 2012.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $12,000 during the three months ended March 31, 2011 to fund partnership operating expenses. There were no advances made during the three months ended March 31, 2012. AIMCO Properties, L.P. charged interest on advances under the terms permitted by the Partnership Agreement.  The advances bore interest at the prime rate plus 2%. Interest expense for both the period from January 1 to January 31, 2012 and the three months ended March 31, 2011 was approximately $1,000. At December 31, 2011, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $117,000. During the three months ended March 31, 2012, the Partnership repaid the entire balance of approximately $118,000 of advances and accrued interest with proceeds from the sale of its limited partnership interest in Oshtemo Limited Dividend Housing Association.

An affiliate of NAPICO was the property manager for one of the Local Limited Partnerships. During the three months ended March 31, 2011, affiliates of the Corporate General Partner were paid approximately $6,000 for providing property management services.

NOTE 5 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the limited partnerships in which the Partnership has invested.  Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

As of January 31, 2012, the Partnership adopted the liquidation basis of accounting due to the sale of its limited partnership interest in its sole remaining investment.

On December 21, 2011, Jenny Lind Hall II, L.P., sold its investment property to a third party for a gross sale price of $2,250,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership did not receive any proceeds from the sale. The Partnership had no investment balance remaining in this Local Limited Partnership as of January 31, 2012 or December 31, 2011.

On January 31, 2012, the Partnership assigned its limited partnership interest in Oshtemo Limited Dividend Housing Association to a third party for $350,000. The proceeds received were recognized as gain on sale of interest in Local Limited Partnership for the period from January 1 through January 31, 2012, as the Partnership had no remaining investment balance in the Local Limited Partnership at January 31, 2012 or December 31, 2011. Oshtemo Limited Dividend Housing Association was the Partnership’s sole remaining investment.

The Partnership's primary source of funds consisted of distributions from Local Limited Partnerships in which the Partnership had invested. As a result of the sale of the Partnership’s sole remaining investment on January 31, 2012, the Partnership determined that it would not have sufficient cash to distribute to its partners.

At March 31, 2012, the Partnership had cash and cash equivalents of approximately $52,000 compared to approximately $1,000 at December 31, 2011.

Distributions received from Local Limited Partnerships are recognized as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the period from January 1 to January 31, 2012, and the three months ended March 31, 2011 there were no such distributions received from the Local Limited Partnerships.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Corporate General Partner, advanced the Partnership approximately $12,000 during the three months ended March 31, 2011 to fund partnership operating expenses. There were no advances made during the three months ended March 31, 2012. AIMCO Properties, L.P. charged interest on advances under the terms permitted by the Partnership Agreement.  The advances bore interest at the prime rate plus 2%. Interest expense for both the period from January 1 to January 31, 2012 and the three months ended March 31, 2011 was approximately $1,000. At December 31, 2011, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $117,000. During the three months ended March 31, 2012, the Partnership repaid the entire balance of approximately $118,000 of advances and accrued interest with proceeds from the sale of its limited partnership interest in Oshtemo Limited Dividend Housing Association.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at January 31, 2012 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Corporate General Partner’s estimates as of the date of the financial statements.

At January 31, 2012, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $554,000, which is included in the Statements of Changes in Partners’ Deficit/Net Assets in Liquidation. The net adjustment is summarized as follows:

(Increase) Decrease in

Net Liabilities

(in thousands)

Estimated costs to liquidate	$ (45)
Write off of accrued fees due to affiliates	544
Write off of accounts payable and accrued expenses	55
Adjustment of other liabilities, net	$ 554

The statement of net assets in liquidation as of March 31, 2012 includes approximately $39,000 of costs that the Corporate General Partner estimates will be incurred during the remaining period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2012. Because the settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter or extended beyond the liquidation period.

Results of Operations

An annual management fee is payable to the general partners of the Partnership and is calculated at 0.5 percent of the original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the general partners for their continuing management of Partnership affairs.  Management fees were approximately $7,000 for the period from January 1 to January 31, 2012 and approximately $23,000 for the three months ended March 31, 2011.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $1,000 for the period from January 1 to January 31, 2012 and $9,000 for the three months ended March 31, 2011. General and administrative expenses were approximately $1,000 for the period from January 1 to January 31, 2012 and approximately $4,000 for the three months ended March 31, 2011. The decrease in both legal and accounting and general and administrative expenses is due to the Partnership adopting the liquidation basis of accounting as of January 31, 2012.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 580.5 limited partnership units (the "Units") or 1,161.0 limited partnership interests in the Partnership representing 9.63% of the outstanding Units at March 31, 2012. A Unit consists of two limited partnership interests. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At December 31, 2011, the Partnership held a variable interest in one VIE for which the Partnership was not the primary beneficiary.  The Partnership concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership was the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

•         the general partner conducted and managed the business of the Local Limited Partnership;

•         the general partner had the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnership’s underlying real estate property;

•         the general partner was responsible for approving operating and capital budgets for the property owned by the Local Limited Partnership;

•         the general partner was obligated to fund any recourse obligations of the Local Limited Partnership;

•         the general partner was authorized to borrow funds on behalf of the Local Limited Partnership; and

•         the Partnership, as a limited partner in the Local Limited Partnership, did not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnership that most significantly impact such entity’s economic performance.

The one VIE at December 31, 2011 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 330 units.  The Partnership was involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE was limited to the Partnership’s recorded investment in and receivables from this VIE, which was zero at December 31, 2011. The Partnership assigned its interest in this Local Limited Partnership to a third party on January 31, 2012.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, did not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships, that would require or allow for consolidation. Accordingly, the Partnership accounted for its investments in the Local Limited Partnerships using the equity method. The Partnership was allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from the Local Limited Partnership were restricted by the Local Limited Partnership’s Regulatory Agreement with the United States Department of Housing and Urban Development (“HUD”). These restrictions limited the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash was deposited into a residual receipts reserve, of which the ultimate realization by the Partnership was uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership was allocated profits and losses and received distributions from refinancings and sales in accordance with the Local Limited Partnership’s partnership agreement. This agreement usually limited the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments were carried at cost plus the Partnership’s share of the Local Limited Partnerships’ profits less the Partnership’s share of the Local Limited Partnerships’ losses, distributions and impairment charges. The Partnership was not legally liable for the obligations of the Local Limited Partnerships and was not otherwise committed to provide additional support to the Local Limited Partnerships. Therefore, it did not recognize losses once its investment in the Local Limited Partnerships reached zero.  Distributions from the Local Limited Partnerships were accounted for as a reduction of the investment balance until the investment balance had been reduced to zero. When the investment balance had been reduced to zero, subsequent distributions received were recognized as income in the statements of operations.

For those investments where the Partnership had determined that the carrying value of its investment approximated the estimated fair value of the investment, the Partnership’s policy was to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. Therefore, the Partnership limited its recognition of equity earnings to the amount it expected to ultimately realize.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

HOUSING PROGRAMS LIMITED
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 14, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: May 14, 2012	By: /s/Stephen B. Waters
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

101       XBRL (Extensible Business Reporting Language). The following materials from Housing Program Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) statement of net assets in liquidation, (ii) statement of changes in net assets in liquidation, (iii) balance sheet, (iv) statements of discontinued operations, (v) statement of changes in partners’ deficit/net assets in liquidation, (vi) statement of cash flows, and (vii) notes to financial statements (1).

(1)       As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.